Form 10QSB
period 1999-06-30
AGROCAN CORP
filed 1999-08-20
CIK 1069829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-25963

                               AGROCAN CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware
-------------------------------------          ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


            1709 Harbour Centre, 25 Harbour Road, Wanchai, Hong Kong
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2519-3933
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, the Company had 2,000,460 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                               AGROCAN CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Income and Comprehensive Income (Unaudited) - Three months and nine months ended June 30, 1999 and 1998

              Consolidated Balance Sheet (Unaudited) - June 30, 1999

              Consolidated Statements of Cash Flows (Unaudited) - Nine months ended June 30, 1999 and 1998

              Notes to Consolidated Financial Statements (Unaudited) - Nine Months Ended June 30, 1999 and 1998

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


AGROCAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
 (Expressed in United States Dollars)
                                               Nine months ended                             Three months ended
                                                    June 30,                                       June 30,
                                        -------------------------------               ---------------------------------------
                                          1999                   1998                   1999                    1998
                                        -------------------------------------------------------------------------------------

NET SALES                                   $ 4,154,311            $ 6,375,085             $ 1,122,574            $ 1,780,353
COST OF SALES                                 3,591,485              5,669,214                 948,266              1,560,068
                                        -------------------------------------------------------------------------------------
GROSS PROFIT                                    562,826                705,871                 174,308                220,285


ADMINISTRATIVE AND GENERAL EXPENSES            (276,054)              (249,115)                (74,042)               (67,705)

                                        -------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                          286,772                456,756                 100,266                152,580

OTHER INCOME (EXPENSE)
Interest income                                   4,251                  1,532                   4,251                      -
Amortization of loan fees                       (55,689)               (30,937)                (18,564)               (18,564)

                                        -------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      235,334                427,351                  85,953                134,016

INCOME TAXES                                          -                      -                       -                      -
                                        -------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                 235,334                427,351                  85,953                134,016
MINORITY INTEREST                                 1,991                (14,208)                 (2,101)                (7,775)

                                        -------------------------------------------------------------------------------------
NET INCOME                                      237,325                413,143                  83,852                126,241

OTHER COMPREHENSIVE INCOME
 Foreign currency translation
  adjustments                                    16,118                      -                  16,118                      -
                                        -------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                        $   253,443            $   413,143             $    99,970            $   126,241
                                        =====================================================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING
                                BASIC         1,930,143              1,621,437               1,991,669              1,646,560
                               DILUTED        3,007,560              2,700,554               3,069,086              2,400,677

 EARNINGS PER SHARE
                                BASIC       $      0.12            $      0.25             $      0.04            $      0.08
                                        =====================================================================================
                               DILUTED      $      0.08            $      0.15             $      0.03            $      0.05
                                        =====================================================================================

See notes to consolidated financial statements

AGROCAN CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)
JUNE 30, 1999
 (Expressed in United States Dollars)


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $               325,766
  Accounts receivable - net                                                 2,401,866
  Inventories                                                                 453,391
  Deposits and other current assets                                           160,074
  Amount due from related parties                                             119,155
                                                                  --------------------
  TOTAL CURRENT ASSETS                                                      3,460,252

PROPERTY, PLANT AND EQUIPMENT - NET                                           806,638
CONSTRUCTION IN PROGRESS                                                        2,533
DEFERRED COSTS                                                                184,378
                                                                  --------------------
TOTAL ASSETS                                                  $             4,453,801
                                                                  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                            $             1,457,566
  Other payables and accruals                                                 425,301
  Amounts due to related parties                                              300,074
                                                                  --------------------
  TOTAL CURRENT LIABILITIES                                                 2,182,941

MINORITY INTEREST                                                             105,098

SHAREHOLDERS' EQUITY
Preferred stock, par value $ 0.0001
per share, authorized 10,000,000 shares;
none issued
Common stock, par value
$0.0001 per share, authorized 25,000,000
shares; issued and outstanding 2,000,460
shares at June 30, 1999                                                           200
Capital in excess of par value                                                921,843
Stock options and warrants                                                    289,317
Retained earnings  - Unappropriated                                           905,888
                   - Appropriated                                              30,939
Accumulated other comprehensive income                                         17,575
                                                                  --------------------
TOTAL SHAREHOLDERS' EQUITY                                                  2,165,762
                                                                  --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $             4,453,801
                                                                  ====================

See notes to consolidated financial statements


AGROCAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Expressed in United States Dollars)
                                                                                                Nine Months Ended
                                                                                                     June 30,
                                                                                           --------------------------
                                                                                              1999               1998
OPERATING ACTIVITIES
Net income                                                                             $     237,325        $     413,143
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Amortization of deferred costs                                                            54,312                    -
    Depreciation                                                                              28,192               15,230
    Reserve written off                                                                            -               (1,922)
    Minority interest in net income (loss)                                                    (1,991)              14,208
    (Increase) decrease in accounts receivable                                             4,239,797           (2,007,208)
    (Increase) decrease in other receivables, deposits and prepayments                        53,380             (362,071)
    Increase in inventories                                                                 (319,130)            (343,894)
    (Increase) decrease in amounts due from related parties                                  (29,701)             140,673
    Increase (decrease) in accounts payable                                               (4,357,267)           1,618,952
    Increase in other payables and accruals                                                  263,507              811,006
    Decrease in amounts due to related parties                                               (14,404)             (29,107)
                                                                                       -----------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                                154,020              269,010
                                                                                       -----------------------------------

INVESTING ACTIVITIES
    Deferred costs                                                                                 -               42,069
    Additions to property, plant and equipment                                              (109,649)            (425,426)
                                                                                       -----------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                   (109,649)            (383,357)
                                                                                       -----------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of shares                                                             390                    -
    Minority interest capital contributions                                                        -               (1,020)
                                                                                       -----------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          390               (1,020)
                                                                                       -----------------------------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                          44,761             (115,367)
CASH AND CASH EQUIVALENTS, BEGINNING                                                         264,887              287,592
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       16,118                    -
                                                                                       -----------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                                      $     325,766        $     172,225
                                                                                       ===================================


See notes to consolidated financial statements

AgroCan Corporation
Notes to Consolidated Financial Statements (Unaudited)
Nine Months Ended June 30, 1999 and 1998
(Expressed in United States Dollars)


1.       INTERIM FINANCIAL STATEMENTS

         The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 4, 1999, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the September 30, 1998 financial statements included in Registration Statement on Form 10-SB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those results.

         Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. The Company's only element of comprehensive income is foreign currency translation adjustments. The accompanying financial statements have been prepared in conformity with the requirements of SFAS No. 130.


2.       INVENTORIES

         Inventories at June 30, 1999 are comprised of the following:

         Raw materials                      $  224,552
         Finished goods                        228,839
                                            ----------
                                            $  453,391
                                            ----------
                                            ----------

3.       SHAREHOLDERS' EQUITY

         In April 1999, the Company issued 100,000 shares of its common stock as additional offering costs to the investment banking firm that arranged the private placement of the Company's common stock during the fiscal year ended September 30, 1998. In addition, during the nine months ended June 30, 1999, 3,900 shares of common stock were issued pursuant to exercise of outstanding warrants at $0.10 per share.

4.       INCOME TAXES

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. During the nine months ended June 30, 1998 and 1999, the Company's subsidiaries continued to be fully exempted from income taxes.

         The pro forma effect of the tax holiday on net income and earnings per share for the nine months ended June 30, 1999 and 1998 is as follows:

                                            1999                       1998
                                      -------------              --------------

         Net income                     $  159,000                 $  277,000
         Earnings per share
                  Basic                 $  0.08                    $  0.17
                  Diluted               $  0.05                    $  0.10

5.       EARNINGS PER SHARE

         Earnings per share (EPS) has been computed in accordance with SFAS No.
         128. The basic and diluted weighted average common shares outstanding are as follows:

                                                  Nine months ended                  Nine months ended
                                                    June 30, 1999                      June 30, 1998
                                          --------------------------------    ------------------------------
                                                                     Per                               Per
                                                                    Share                             Share
                                          Income      Shares        Amount    Income      Shares      Amount
                                          ------      ------        ------    ------      ------      ------
         Basic EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 237,325   1,930,143     $ 0.12     $ 413,143   1,621,437   $ 0.25
                                                                   ------                             ------

         Effect of dilutive
              securities - stock
              options and warrants               -   1,077,417                        -   1,079,117
                                         ---------   ---------                ---------   ---------

         Diluted EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 237,325   3,007,560     $ 0.08     $ 413,143   2,700,554   $ 0.15
                                         =========   =========     ======     =========   =========   ======



                                                 Three months ended                  Three months ended
                                                    June 30, 1999                      June 30, 1998
                                          --------------------------------    ------------------------------

                                                                     Per                               Per
                                                                    Share                             Share
                                          Income      Shares        Amount    Income      Shares      Amount
                                          ------      ------        ------    ------      ------      ------
         Basic EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 83,852    1,991,669     $ 0.04     $ 126,241   1,646,560   $ 0.08
                                                                   ------                             ------

         Effect of dilutive
              securities - stock
              options and warrants              -    1,077,417                        -     754,117
                                         --------    ---------                ---------   ----------

         Diluted EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 83,852    3,069,086     $ 0.03     $ 126,241   2,400,677   $ 0.05
                                         ========    =========     ======     =========   =========   ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

AgroCan Corporation (the "Company") was incorporated on December 8, 1997 in the State of Delaware. Effective December 31, 1997, the Company issued 1,598,646 shares of common stock, which represented all of the capital stock outstanding at the completion of this transaction, to the shareholders of AgroCan (China) Inc., a corporation incorporated in the British Virgin Islands, in exchange for all of the capital stock of AgroCan (China) Inc. As of December 31, 1997, AgroCan (China) Inc. owned interests in three subsidiaries or joint ventures as follows: Jiangxi Jiali Chemical Industry Company Limited (100%), Jiangxi Fenglin Chemical Industry Company Limited (70%), and Guangxi Linmao Fertilizer Company Limited (100%), all of which were located in the People's Republic of China ("China" or the "PRC"). Prior to this transaction, the Company had no significant operations. This transaction was accounted for as a recapitalization of AgroCan (China) Inc., as the shareholders of AgroCan (China) Inc. acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of AgroCan (China) Inc. have been recorded at historical cost, and the shares of common stock issued by the Company have been reflected in the consolidated financial statements giving retroactive effect as if the Company had been the parent company from inception. The historical consolidated financial statements consist of the combined financial statements of AgroCan (China) Inc. and its subsidiaries from the dates of their respective formation or acquisition for all periods presented. All and per share amounts presented herein have been adjusted to reflect the two for one stock split effective February 6, 1998.

AgroCan (China) Inc. was established in 1996 to develop, produce and sell fertilizers and other products and technologies to enhance the agricultural output of China. The Company produces various compound fertilizers, which are the end product made from the combination of three primary nutrients, nitrogen, phosphate and potassium, mixed together with other elements such as iron, zinc, copper and manganese. These ingredients are blended in different proportions and packed into 50 kilogram bags. The Company designs its compound fertilizers for specific climate, soil and crop requirements of each individual geographic market. As of February 1, 1999, the Company had established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and the Company intends to enter markets in other provinces in China.

Effective September 19, 1996, Guangxi Linmao Compound Fertilizer Company Limited became a wholly-owned subsidiary of AgroCan (China) Inc., and changed its name to Guangxi Linmao Fertilizer Company Limited ("Guangxi Linmao") on December 25, 1997. Guangxi Linmao commenced operations on September 19, 1996, and became fully operational during the fiscal year ended September 30, 1997.

Effective October 8, 1996, AgroCan (China) Inc. entered into a joint venture agreement with Nanchang Organic Fertilizer Factory, a state-owned enterprise in the PRC, for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Fenglin Chemical Industry Company Limited ("Jiangxi Fenglin"). In exchange for capital contributions to Jiangxi Fenglin aggregating $252,493 through September 30, 1998, AgroCan (China) Inc. received a 70% equity interest in the joint venture. Jiangxi Fenglin commenced operations on November 28, 1996, and became fully operational during the fiscal year ended September 30, 1998.

Effective November 3, 1996, AgroCan (China) Inc. entered into a joint venture agreement with Fuzhou Grain and Oil Industry Corp., a state-owned enterprise in the PRC, for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Jiali Compound Fertilizer Company Limited. The Company had a 55% equity interest in the joint venture as of September 30, 1997. Effective April 5, 1998, the Company acquired the remaining 45% interest in the joint venture for $87,545 and changed its name to Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). Jiangxi Jiali commenced operations on May 1, 1998, and became fully operational during the fiscal year ended September 30, 1998.

The Company's customers are all located in the PRC, and sales to such customers are generally on an open account basis. The Company relies on a small number of customers for most of its sales. As of June 30, 1999, four customers accounted for approximately one-half of total accounts receivable. During the three months and nine months ended June 30, 1999, three customers and five customers, respectively, accounted for approximately two-thirds of net sales.

The financial statements have been prepared in United States dollars. Foreign currency transactions are translated into United States dollars at the exchange rate at the transaction dates. Monetary assets and liabilities in foreign currencies are translated into United States dollars at the rate of exchange at the balance sheet date. Exchange gains or losses on foreign currency transactions are included in the consolidated statements of income. The financial statements of the subsidiaries are translated into United States dollars at the rate of exchange at the balance sheet date. Currency translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of shareholders' equity.

Results of Operations:

Three Months Ended June 30, 1999 and 1998 -

Revenues. Revenues for the three months ended June 30, 1999 were $1,122,574, as compared to revenues of $1,780,353 for the three months ended June 30, 1998, a decrease of $657,779 or 36.9%. The decrease in revenues in 1999 as compared to 1998 was a result of the Company raising its prices in an effort to increase its gross margin.

Gross Profit. Gross profit for the three months ended June 30, 1999 was $174,308 or 15.5% of revenues, as compared to $220,285 or 12.4% of revenues for the three months ended June 30, 1998, a decrease of $45,977 or 20.9%. The gross profit margin increased in 1999 as compared to 1998 as a result of the Company raising its prices, although gross profit decreased as a result of the decline in revenues.

Administrative and General Expenses. Administrative and general expenses for the three months ended June 30, 1999 were $74,042 or 6.6% of revenues, as compared to $67,705 or 3.8% of revenues for the three months ended June 30, 1998, an increase of $6,337 or 9.4%. Administrative and general expenses increased in 1999 as compared to 1998 primarily as a result of increased selling and marketing activities.

Other Income (Expense). The Company recorded amortization of loan fees of $18,564 for the three months ended June 30, 1999 and 1998. The Company recognized interest income of $4,251 for the three months ended June 30, 1999. The Company did not have any interest income during the three months ended June 30, 1998.

Income Taxes. The Company did not recognize any income taxes for the three months ended June 30, 1999 and 1998. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years. The first full year of profits was the fiscal year ended September 30, 1998.

Minority Interest. For the three months ended June 30, 1999 and 1998, the Company recorded a minority interest of $2,101 and $7,775, respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

Net Income. Net income was $83,852 for the three months ended June 30, 1999, as compared to net income of $126,241 for the three months ended June 30, 1998.


Nine Months Ended June 30, 1999 and 1998 -

Revenues. Revenues for the nine months ended June 30, 1999 were $4,154,311, as compared to revenues of $6,375,085 for the nine months ended June 30, 1998, a decrease of $2,220,774 or 34.8%. The decrease in revenues in 1999 as compared to 1998 was a result of the Company raising its prices in an effort to increase its gross margin.

Gross Profit. Gross profit for the nine months ended June 30, 1999 was $562,826 or 13.5% of revenues, as compared to $705,871 or 11.1% of revenues for the nine months ended June 30, 1998, a decrease of $143,045 or 20.3%. The gross profit margin increased in 1999 as compared to 1998 as a result of the Company raising its prices, although gross profit decreased as a result of the decline in revenues.

Administrative and General Expenses. Administrative and general expenses for the nine months ended June 30, 1999 were $276,054 or 6.6% of revenues, as compared to $249,115 or 3.9% of revenues for the nine months ended June 30, 1998, an increase of $26,939 or 10.8%. Administrative and general expenses increased in 1999 as compared to 1998 primarily as a result of increased selling and marketing activities.

Other Income (Expense). The Company recorded amortization of loan fees of $55,689 and $30,937 for the nine months ended June 30, 1999 and 1998, respectively. The Company recognized interest income of $4,251 and $1,532 for the nine months ended June 30, 1999 and 1998, respectively.

Income Taxes. The Company did not recognize any income taxes for the nine months ended June 30, 1999 and 1998. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years. The first full year of profits was the fiscal year ended September 30, 1998.

Minority Interest. For the nine months ended June 30, 1999 and 1998, the Company recorded a minority interest of ($1,991) and $14,208, respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

Net Income. Net income was $237,325 for the nine months ended June 30, 1999, as compared to net income of $413,143 for the nine months ended June 30, 1998.


Liquidity and Capital Resources - June 30, 1999:

Operating. For the nine months ended June 30, 1999, the Company's operations generated cash resources of $154,020, as compared to generating cash resources of $269,010 for the nine months ended months ended June 30, 1998. The reduction in cash generated by operating activities in 1999 as compared to 1998 of $114,990 was primarily a result of cash utilized to pay accounts payable, which was offset only in part by cash generated from accounts receivable collections. At June 30, 1999, cash and cash equivalents had increased by $60,879, to $325,766, as compared to $264,887 at September 30, 1998. As a result, the Company had working capital of $1,277,311 at June 30, 1999, as compared to $1,052,614 at September 30, 1998, resulting in current ratios of 1.59:1 and 1.17:1 at June 30, 1999 and September 30, 1998, respectively.

Accounts receivable decreased by $4,239,797, to $2,401,866 at June 30, 1999, from $6,641,663 at September 30, 1998. Accounts receivable decreased during the nine months ended June 30, 1999 as a result of decreased sales growth and the collection of accounts receivable.

Accounts payable decreased by $4,357,267, to $1,457,566 at June 30, 1999, from $5,814,833 at September 30, 1998. Accounts payable decreased during the nine months ended June 30, 1999 as a result cash generated from operations being utilized to pay accounts payable.

Investing. During the nine months ended June 30, 1999, additions to property, plant and equipment aggregated $109,649, including additions to construction in progress of $67,800. During the nine months ended June 30, 1998, additions to property, plant and equipment aggregated $425,426, including additions to construction in progress of $313,918.

The Company had no significant capital expenditure commitments outstanding at June 30, 1999.

Financing. During the nine months ended June 30, 1999, the Company received $390 upon the exercise of 3,900 two-year common stock purchase warrants with an exercise price of $.10 per warrant, which resulted in the issuance of 3,900 shares of common stock. The Company also issued 100,000 shares of common stock to an investment banking firm in connection with the Company's private placement during the fiscal year ended September 30, 1998.

The Company anticipates, based on currently proposed plans and assumptions relating to its existing operations, that its projected cash flows from operations, combined with borrowings as may be necessary, will be sufficient to support its planned operations. To the extent that the Company expands its operations or acquires additional operations in the future, the Company may elect to raise additional equity capital.


Inflation and Currency Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations. In addition, the Renminbi is not freely convertible into foreign currencies, and the ability to convert the Renminbi is subject to the availability of foreign currencies. As a result of the Asian financial crisis, China has tightened foreign exchange controls. Effective December 1, 1998, all foreign exchange transactions involving the Renminbi must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China. The Company expects that a portion of its revenues will need to be converted into other currencies to meet foreign exchange currency obligations, including the payment of any dividends declared.

The continuing Asian financial crisis has had a negative impact on the Company's operations by reducing the Chinese economy's growth and general level of activity. Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely effect the Company's financial performance when measured in United States dollars.


Year 2000 Issue:

The Year 2000 issue results from the fact that certain computer programs have been written using two digits rather than four digits to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, sell tickets or engage in similar normal business activities.

Based on a recent internal assessment, the Company has determined that its software programs are already Year 2000 compliant, or that the cost of any needed modifications will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  Sales of Equity Securities

         During the three months ended June 30, 1999, the Company issued 100,000 shares of common stock as additional offering costs to the investment banking firm that arranged the private placement of the Company's common stock during the fiscal year ended September 30, 1998. The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by the shareholders.

         During the three months ended June 30, 1999, the Company issued 3,900 shares of common stock upon exercise of two-year common stock purchase warrants with an exercise price of $.10 per warrant. The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by exercising warrant holder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27  Financial Data Schedule (electronic filing only)

    (b)  Reports on Form 8-K:

         Three Months Ended June 30, 1999 - None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AGROCAN CORPORATION
                                       -------------------
                                           (Registrant)


                                       /s/ LAWRENCE HON
Date:  August 18, 1999             By:
                                       -------------------
                                       Lawrence Hon
                                       President and
                                       Chief Executive
                                       Officer
                                       (Duly Authorized
                                       Officer)




                                       /s/ DAVID CHEUNG
Date:  August 18, 1999             By:
                                       -------------------
                                       David Cheung
                                       Chief Financial
                                       Officer
                                       (Chief Financial
                                       Officer)