Form 10QSB/A
period 1999-06-30
AGROCAN CORP
filed 1999-10-22
CIK 1069829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, the Company had 2,170,460 shares of common stock issued and outstanding.

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

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES


AGROCAN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
 (Expressed in United States Dollars)
                                               Nine months ended                             Three months ended
                                                    June 30,                                       June 30,
                                        -------------------------------               ---------------------------------------
                                          1999                   1998                   1999                    1998
                                        -------------------------------------------------------------------------------------

NET SALES                                   $ 4,154,311            $ 6,375,085             $ 1,122,574            $ 1,780,353
COST OF SALES                                 3,591,485              5,669,214                 948,266              1,560,068
                                        -------------------------------------------------------------------------------------
GROSS PROFIT                                    562,826                705,871                 174,308                220,285


ADMINISTRATIVE AND GENERAL EXPENSES            (276,054)              (249,115)                (74,042)               (67,705)

                                        -------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                          286,772                456,756                 100,266                152,580

OTHER INCOME (EXPENSE)
Interest income                                   4,251                  1,532                   4,251                      -
Amortization of loan fees                       (55,689)               (30,937)                (18,564)               (18,564)

                                        -------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      235,334                427,351                  85,953                134,016

INCOME TAXES                                          -                      -                       -                      -
                                        -------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                 235,334                427,351                  85,953                134,016
MINORITY INTEREST                                 1,991                (14,208)                 (2,101)                (7,775)

                                        -------------------------------------------------------------------------------------
NET INCOME                                      237,325                413,143                  83,852                126,241

OTHER COMPREHENSIVE INCOME
 Foreign currency translation
  adjustments                                    16,118                      -                  16,118                      -
                                        -------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                        $   253,443            $   413,143             $    99,970            $   126,241
                                        =====================================================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING
                                BASIC         2,096,691              1,615,608               2,153,976              1,848,580
                               DILUTED        2,440,406              1,685,291               2,496,267              1,779,152

 EARNINGS PER SHARE
                                BASIC       $      0.11            $      0.26             $      0.04            $      0.08
                                        =====================================================================================
                               DILUTED      $      0.10            $      0.25             $      0.03            $      0.07
                                        =====================================================================================

See notes to consolidated financial statements

AGROCAN CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)
JUNE 30, 1999
 (Expressed in United States Dollars)


ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $               325,766
  Accounts receivable - net                                                 2,401,866
  Inventories                                                                 453,391
  Deposits and other current assets                                           160,074
  Amount due from related parties                                             119,155
                                                                  --------------------
  TOTAL CURRENT ASSETS                                                      3,460,252

PROPERTY, PLANT AND EQUIPMENT - NET                                           806,638
CONSTRUCTION IN PROGRESS                                                        2,533
DEFERRED COSTS                                                                184,378
                                                                  --------------------
TOTAL ASSETS                                                  $             4,453,801
                                                                  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                            $             1,457,566
  Other payables and accruals                                                 425,301
  Amounts due to related parties                                              300,074
                                                                  --------------------
  TOTAL CURRENT LIABILITIES                                                 2,182,941

MINORITY INTEREST                                                             105,098

SHAREHOLDERS' EQUITY
Preferred stock, par value $ 0.0001
per share, authorized 10,000,000 shares;
none issued
Common stock, par value
$0.0001 per share, authorized 25,000,000
shares; issued and outstanding 2,170,460
shares at June 30, 1999                                                           217
Capital in excess of par value                                                874,216
Stock options and warrants                                                    288,927
Retained earnings  - Unappropriated                                           953,888
                   - Appropriated                                              30,939
Accumulated other comprehensive income                                         17,575
                                                                  --------------------
TOTAL SHAREHOLDERS' EQUITY                                                  2,165,762
                                                                  --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $             4,453,801
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

         The pro forma effect of the tax holiday on net income and earnings per share for the nine months ended June 30, 1999 and 1998 is as follows:

                                            1999                       1998
                                      -------------              --------------

         Net income                     $  159,000                 $  277,000
         Earnings per share
                  Basic                 $  0.08                    $  0.17
                  Diluted               $  0.07                    $  0.16

5.       EARNINGS PER SHARE

         Earnings per share (EPS) has been computed in accordance with SFAS No.
         128. The basic and diluted weighted average common shares outstanding are as follows:

                                                  Nine months ended                  Nine months ended
                                                    June 30, 1999                      June 30, 1998
                                          --------------------------------    ------------------------------
                                                                     Per                               Per
                                                                    Share                             Share
                                          Income      Shares        Amount    Income      Shares      Amount
                                          ------      ------        ------    ------      ------      ------
         Basic EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 237,325   2,096,691     $ 0.11     $ 413,143   1,615,608   $ 0.26
                                                                   ------                             ------

         Effect of dilutive
              securities - stock
              options and warrants               -     343,715                        -      69,683
                                         ---------   ---------                ---------   ---------

         Diluted EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 237,325   2,440,406     $ 0.10     $ 413,143   1,685,291   $ 0.25
                                         =========   =========     ======     =========   =========   ======



                                                 Three months ended                  Three months ended
                                                    June 30, 1999                      June 30, 1998
                                          --------------------------------    ------------------------------

                                                                     Per                               Per
                                                                    Share                             Share
                                          Income      Shares        Amount    Income      Shares      Amount
                                          ------      ------        ------    ------      ------      ------
         Basic EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 83,852    2,153,976     $ 0.04     $ 126,241   1,646,560   $ 0.08
                                                                   ------                             ------

         Effect of dilutive
              securities - stock
              options and warrants              -      342,291                        -     132,592
                                         --------    ---------                ---------   ----------

         Diluted EPS
              Income from
              continuing operations
              available to common
              shareholders               $ 83,852    2,496,267     $ 0.03     $ 126,241   1,779,152   $ 0.07
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


                                       AGROCAN CORPORATION
                                       -------------------
                                           (Registrant)


Date:  October 21, 1999            By: /s/ LAWRENCE HON
                                       -------------------
                                       Lawrence Hon
                                       President and
                                       Chief Executive
                                       Officer
                                       (Duly Authorized
                                       Officer)




Date:  October 21, 1999            By: /s/ DAVID CHEUNG
                                       -------------------
                                       David Cheung
                                       Chief Financial
                                       Officer
                                       (Chief Financial
                                       Officer)