Form 10KSB40
period 1999-09-30
AGROCAN CORP
filed 2000-01-14
CIK 1069829

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________
                        Commission file number 0-25963

                               AGROCAN CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE
     (State of other jurisdiction                           (I.R.S. Employer
   of incorporation  or organization)                    Identification Number)

   SUITE 1003
   CLI BUILDING
   313 HENNESSY ROAD
   HONG KONG
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  011-852-2723-0983

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                     ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended September 30, 1999 were $4,907,678.

The aggregate market value of the common equity held by non-affiliates of the registrant as of September 30, 1999 was $0.

The registrant had 2,170,460 shares of common stock, $.0001 par value per share outstanding as of December 31, 1999.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                     PART I.

                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

GENERAL

         AgroCan Corporation (the "Company") (HEREINAFTER, REFERENCE TO THE "COMPANY" SHALL INCLUDE ITS SUBSIDIARIES UNLESS THE CONTEXT OTHERWISE REQUIRES) is a Delaware corporation which owns all of the capital stock of AgroCan (China) Inc., a British Virgin Islands corporation ("AgroCan China"). In turn, AgroCan China owns three subsidiary companies ("Subsidiaries") one of which is a Sino-Foreign Joint Venture ("Joint Venture") in the People's Republic of China ("China" or the "PRC").

         AgroCan China was established in 1996 to take advantage of the growing demand for fertilizers and other products and technologies that enhance the agricultural output of China. As of December 31, 1999, AgroCan has established an annual production capacity of 125,000 Metric Tons ("MT") for compound fertilizers in two of the largest agricultural provinces of China, Guangxi and Jiangxi, and plans to enter markets in other provinces. AgroCan is expanding its distribution channels, product lines and services in order to provide comprehensive solutions to niche markets of the agricultural sectors of China.

         The following is the organization chart of the Company and a summary description of the Subsidiaries and Joint Venture:


                               AGROCAN CORPORATION
                                   (Delaware)


                              AGROCAN (CHINA) INC.
                                      (BVI)

JIANGXI JIALI CHEMICAL      JIANGXI FENGLIN CHEMICAL         GUANGXI LINMAO
  INDUSTRY CO. LTD.             INDUSTRY CO. LTD.            FERTILIZER LTD.


                                                                             CAPACITY
                             YEAR OF         OWNERSHIP                       PER YEAR
  NAME OF SUBSIDIARY      ESTABLISHMENT      PERCENTAGE       LOCATION         (MT)                 PRODUCT
----------------------- ------------------ --------------- --------------- ------------- ------------------------------
Guanxi Linmao                 1996              100%       Nanning,        50,000        Compound fertilizers for
Compound Fertilizer                                        Guangxi                       eucalyptus, citrus, fruit
Ltd.                                                                                     trees, paddy rice, sugar
                                                                                         cane and flowers

Jiangxi Fenglin               1996              70%        Jiangxi         25,000        Compound fertilizers for
Chemical Industry                                          Nanchang,                     aspen, citrus, fruit trees,
Co., Ltd.                                                                                paddy rice, oil vegetable
                                                                                         and flowers

Jiangxi Jiali                 1997              100%       Fuzhou,         50,000        Compound fertilizers for
Chemical Industry                                          Jiangxi                       citrus, fruit trees, paddy
Co., Ltd.                                                                                rice, tobacco and flowers


PRODUCTS

         Through the Subsidiaries, the Company produces various compound fertilizers. Compound fertilizers are the end product made from the combination of the three primary nutrients; nitrogen (N), phosphate (P) and potassium (K) together with other elements, such as iron, zinc, copper and manganese. These elements are blended in different proportions and are made into pellets and packed into bags of 50 kg each. Compound fertilizers are also commonly called NPK fertilizers. The Company's compound fertilizers are designed and formulated for the specific climate, soil and crop requirements of each individual market of the Subsidiaries.

         According to irrigated area consumption of fertilizer figures compiled by the State Statistical Bureau, People's Republic of China and published in the China Statistical Yearbook (1998) (the "1998 China Stats Yearbook") compound fertilizers are becoming increasingly popular in China over the last 20 years. The company believes this trend is because compound fertilizers can provide crops and plants with balanced nutrients and maintain the Ph values of the soil. The following is a list of the main compound fertilizers developed by the Company:


                  N-P-K RATIO               APPLICATIONS
                  -----------               ------------
                  15-6-9                    Paddy rice

                  8-18-10                   Wheat

                  14-6-10                   Cotton


                  12-9-9                    Corn

                  5-10-10                   Tobacco

                  12-8-10                   Sugar Cane

                  16-16-16                  General Application

                  12-10-8                   Eucalyptus Plantation

                  12-12-8                   Aspen Plantation

                  10-7-8                    Fruit Tree

         The Company's compound fertilizers are sold under the brand name "AgroCan Three Leaves." See "Marketing and Distribution."

PRODUCTION

         In order to maintain the consistency of quality and corporate image, the fertilizer plants are designed and built with standard production facilities. Management and employees in the Subsidiaries are trained to operate the plants in the same manner. Standard operation procedures have been devised. These procedures are based on the requirement of ISO 9000 standards. The ISO 9000 standards were developed by the International Organization for Standardization, a non-governmental organization with membership from 120 countries. The ISO is not part of the United Nations Organization although it has strong links with nearly all bodies and specialized agencies of the UN family. The ISO 9000 standards represent an international consensus on good management practice. These standards give organizations guidelines on what constitutes an effective quality management system, which in turn can serve as a framework for continuous improvement. The standard procedures include:

          -    raw material storage practices;
          -    material feeding steps and speed of the production line;
          -    fertilizer blending control;
          -    production capability analysis (Cpk);
          -    packing and weighting of finished products; and
          -    storage and procurement.

All of the Company's products are made from urea, phosphate, potash and other non-hazardous chemicals. The production process does not cause any chemical reaction. The Company does not incur any additional costs for compliance with environmental laws in China.

QUALITY CONTROL

         The quality and level of nutrient output can be obtained by blending different proportions of NPK input. Water and other necessary ingredients have a significant impact on output cost and quality. All plants operated by the Subsidiaries are equipped with computer systems to assist in cost and quality control. Quality assurance (QA) and quality control (QC) are priorities for the Company. Continuous improvement in product quality is vital to enhancing competitiveness. The Company plans to establish and implement a comprehensive quality-upgrading program that will lead to ISO 9000 certification. Training of quality and quality control personnel is emphasized.

         The laboratories of each plant are continually conducting research for better formulae to meet plant/crop requirements and at the same time to optimize material combination. The laboratories are also responsible for testing output to ensure the appropriate level of quantity and quality.

SEASONS AND INVENTORY CONTROL

         There are two planting seasons (spring and fall) in China. Prices of fertilizers fluctuate between the two planting seasons. The prices of fertilizer increase during planting seasons and decrease during other periods. Companies generally obtain raw materials by signing purchase contracts at the end of the off seasons when prices generally drop to the lowest level.

         The Company's product mix allows sales of compound fertilizers with crop rotations in different months. However the Company's sales revenues are lower in the off season as a result of decreased sales volume and lower prices.

PRODUCT DEVELOPMENT

         The Company places considerable emphasis on the research and development of new products and technology. The Company benefits from its relationships with major national and local agricultural and soil research institutes in China, as well as the Ministry of Agriculture, State Petroleum and Chemical Bureau, and State Forestry Bureau. The Company regularly engages the various institutes to conduct discrete research projects and testings on its behalf. The Company's management regularly meets with the government ministry and bureaus to obtain information on national policies and statistics with regard to the fertilizer and agricultural industries and advises these governmental agencies of industry developments. The Company retains a group of leading engineers and scientists as consultants to support the research teams at each subsidiary. The Company has not applied for and believes that patent protection is not available to protect the formulations of the Company's products since the ratios and proportion of the different materials change in accordance with soil, plant, season and weather conditions.

MARKETING AND DISTRIBUTION

         The State Internal Trade Bureau of the PRC maintains distribution systems and channels from provincial to local levels. The Company's main customers are the farming supplies bureaus and cooperatives under the State Internal Trade Bureau. These entities act as wholesalers to individual farmers. State-owned farms and plantations are also major accounts of the Company, and are serviced by sales representatives of each Subsidiary. There direct sales units of the Company are responsible for maintaining good working relationships with the customers and in some instances having them as joint-venture partners. The Company has also established its own provincial distribution channels in the target market. As of December 1999, the Company established a total of 230 retail points of sales in Guangxi and Jiangxi provinces.

         The Company conducts soil and vegetation surveys on a regular basis and provides technical support to customers. Prior to the launching of any new compound fertilizers, testing fields are established and data is collected for further studies. The tests are conducted in collaboration with customers and the test results are certified by customers. Management believes that such close collaboration with customers enhance customers' satisfaction as well as promote the loyalty of customers.

PRICING

         Market prices of fertilizers and constituent ingredients generally follow a seasonal fluctuation worldwide as well as in China. The Company has adopted a purchasing policy to order raw materials during the low price seasons so that product cost can be minimized. The Company has recently started to source raw material like urea from the producers directly. Previously, the Company purchased all of its raw material through intermediaries. This approach is expected to reduce the Company's reliance on intermediates and thus reduce raw material cost. The Company purchases its raw materials from over thirty different suppliers. The Company has two suppliers which provide more than 10% of the Company's raw materials:
Hainan Fudoo Chemical Co. Ltd. and Chungqing Jiangjan Chemical Fertilizer General Factory. However, the Company believes that it is not reliant on any single supplier for its raw material supply.

         Selling prices of the Company's fertilizers are basically in line with the market prices in the respective markets where the Subsidiaries' plants are located. However, the Company is generally able to charge a slight premium (2 to 4%) over its competitors because of the stability and high quality of its products. The Joint Venture Agreement for Jiangxi Fenlin Chemical Industry Co. Ltd. provides that the product price shall be calculated, in general, as the cost of raw materials plus 12% gross profit. However, as the controlling party to the Joint Venture, the Company has the right to increase or decrease prices without the approval of any governmental unit or other party.

THE MARKET

         According to the population and its composition statistics published in the 1998 China Statistics Yearbook, in 1997, 70% of the population (about 866 million people) of China live in rural areas. The per capita irrigated land of China is 0.04 hectare, which is only approximately 50% of that of the United States. Total arable land area was reduced between 1961 and 1978 when China initiated the open-door economic policy. Arable area has been further reduced since 1978. However, during this period, grain output has increased two to three folds. The output per hectare also increased in a similar way. The following comparative table shows the trend:


----------------------------------------------------------------------------------------------------------------------
                    ARABLE LAND                      GRAIN OUTPUT                        OUTPUT PER
                 (MILLION HECTARES)     -/+     (MILLION METRIC TONS)      -/+          (METRIC TONS)         -/+
----------------------------------------------------------------------------------------------------------------------
1961                   103.4                            109.9                               1.06

1978                    97.3           - 5.9%           272.9             + 167%            2.74             + 158%

1997                    94.9           - 2.4%           443.5             +  62%            4.67             +  71%
----------------------------------------------------------------------------------------------------------------------
                                                                                                Source: FAO & China

Statistics Yearbook 1998

         With the reduction of usable land, there is a significant need to increase the output of crops per hectare for China. China imports over 25% of its fertilizers requirements and is the world's largest importer of fertilizers. In 1997 total NPKs imported was 2,592,214 metric tons ("MT"), up 21.8% from previous year's 2,128,280 metric tons. The Chinese government imposes an import quota system to control the import of fertilizers of all kinds.

THE WORLDWIDE MARKET

         Average annual worldwide consumption of fertilizers was about 130 million MT between 1991 and 1997. In that period, developing countries, in the aggregate consumed annually an average of 59 million MT, accounting for 45.7% of the total consumption. China was the most significant fertilizer user in the world and consumed an average of 30 million MT between 1991 and 1997, accounting for 23.5% of worldwide consumption total. During 1997 China's consumption increased to a record high of 36.5 million MT, representing 27% of total worldwide consumption in that year. India's fertilizer consumption ranked second, with annual consumption of 14.3 million MT in 1997, accounting for 10.1% of the world total. The statistics were obtained from two Worldwide organizations: Food and Agriculture Organization (FAO) and Fertilizer Advisory, Development and Information Network for Asia and the Pacific (FADINAP), under a UN Commission.

MARKET TREND OF CHINA

         China is the world's largest producer of fertilizer with total output in 1997 of 27.6 million MT, which accounted for 18.6% of world production. Despite being the world's largest fertilizer producing country, China still had a shortage of 8.9 million MT of fertilizer; 24% of the country's requirement. China, therefore, has to rely on imports of the same amount to make up the shortage.

         Between 1980 and 1997, total consumption of fertilizer in China increased from 16.7 to 35.9 million MT, representing an average of 6.7% per annum. The annual average growth for NPK compound fertilizers was 14.5%, 13.4%, 11.7%, 9.5% and 8.6% from 1993 to 1997 respectively. The Company believes that demand for fertilizers in the next decade will continue to grow at the same pace as the last decade.

         In order to improve efficient utilization of fertilizers, the PRC Ministry of Agriculture opted for using more NPK compound fertilizers instead of single nutrients, such as urea. It is expected that demand for NPK compound fertilizers will gradually increase over the years. This demand can be satisfied either by increasing imports or local production. In 1996, in order to capitalize on the market growth in NPK compound fertilizers, the Company established its first NPK compound fertilizer production plant in Guangxi and further expanded into Jiangxi in 1997. As of December 31, 1999, the Company's total annual production capacity is approximately 125,000 MT.

THE COMPANY'S MARKETS

         In 1997, the usage of fertilizer in selected provinces and cities was as follows:

------------------------- ---------------------- ------------------------ ------------------------ -----------------------
                                                       FERTILIZERS              FERTILIZERS                 NPK
                               ARABLE LAND              CONSUMED                 CONSUMED                 CONSUMED
        PROVINCE            (MILLION HECTARE)          (1,000 MT)            (KG PER HECTARE)            (1,000 MT)
------------------------- ---------------------- ------------------------ ------------------------ -----------------------
Guangxi                             2.6                     1,461                  562                       338

Jiangxi                             2.3                     1,204                  523                       186

Hebei & Tianjin                     6.9                     2,768                  401                       591

Henan                               6.8                     3,553                  523                       583

Hubei                               3.4                     2,622                  781                       394

Hunan                               3.2                     1,754                  540                       254


                                       6

------------------------- ---------------------- ------------------------ ------------------------ -----------------------
                                                       FERTILIZERS              FERTILIZERS                 NPK
                               ARABLE LAND              CONSUMED                 CONSUMED                 CONSUMED
        PROVINCE            (MILLION HECTARE)          (1,000 MT)            (KG PER HECTARE)            (1,000 MT)
------------------------- ---------------------- ------------------------ ------------------------ -----------------------
Guangdon                            2.3                     1,947                  847                       392

Shandong                            6.7                     3,867                  577                     1,103

Jiangsu                             4.4                     3,227                  733                       703

Anhui                               4.3                     2,406                  560                       555

Sichuan                             6.2                     2,709                  437                       378

Beijing                             0.4                       197                  493                        58

Shanghai                            0.3                       131                  437                        19

SUB-TOTAL                          49.8                    27,846                  559*                    5,554

NATIONAL TOTAL                     94.9                    39,807                  419*                    7,981
------------------------- ---------------------- ------------------------ ------------------------ -----------------------
                                                                      *  Fertilizer consumed divided by Arable Land
                                      Source: China Statistics Yearbook 1998

         For China's 9th Five-Year Plan (1996-2001), these provinces and cities were allocated more resources for development of the agricultural sectors by the Central Government. The Company has established one plant in Guangxi and two plants in Jiangxi. The Company plans to establish at least one plant in each of the above listed provinces and cities ("Target Markets"). The Target Markets are prime agricultural developing provinces in China. Total cultivated land of these provinces constitutes 38.3% of the PRC total and their fertilizer consumptions exceed 55.6% of the national total. Fertilizer consumption per hectare in these provinces is above the Chinese national average.

         Fertilizer applications in these provinces and cities are mainly paddy rice, wheat, corn, sugar cane, tobacco, cotton, vegetables, tree plantation and fruit trees.

COMPETITION

LOCAL SUPPLIERS

         There are many small fertilizer producers in China, each with annual output of less than 10,000 MT that supply low quality fertilizers and compound fertilizers. Because of their small size, these producers are generally less cost effective, have low quality control and minimal product development capabilities. Generally, the single or dual chemical nutrients supplied by these producers are less effective at boosting the growth of plants as compared to the Company's tailor-made compound fertilizers.

INTERNATIONAL SUPPLIERS

         The second group of competitors of the Company is international producers and the traders who import fertilizers into China such as Agrium Inc., Cargill Group, Norsk Hydro Group, Kemira Agro Group, BASF Group, Marubeni Corporation, Mitsubishi Corporation, Canpotex Ltd. and Sinochem Group (China National Chemicals Import & Export Corp.). The products that are imported and traded range from single chemical elements like urea, phosphate and potash to standard NPK compound fertilizers. The NPK ratios of imported products are in the range of 15-15-15. Qualities of imported products are generally higher and more stable than existing local made fertilizers. Due to import duties, import license fees, and shipping and transportation expenses, imported fertilizers are normally priced 10 - 25% higher than local products. The total quantities imported are also limited by the import quota system imposed by the Chinese government.

         There are presently a small number of joint venture fertilizer plants China. Most of these plants are Sino-Foreign joint venture companies between Chinese owned enterprises and foreign companies. They mainly produce basic fertilizer ingredients such as urea. These fertilizer producers do not constitute direct competition for the Company because their plants are isolated and are unable to supply to the whole country as China's infrastructure is still under development. Moreover, these plants do not maintain their own laboratories to develop new formulations and therefore do not have the capability to manufacture tailor-made compound fertilizers that suit individual markets. These joint venture fertilizer plants can provide a stable supply of raw materials to the Company's plants in different provinces.

COMPETITIVE EDGES

         The Company specializes in producing compound fertilizers, which are tailor-made to suit local conditions, such as plant, soil and climate. There are no more than two competitors in the Company's selected markets capable of producing custom fertilizer. The Company believes that it has the following competitive advantages:

          - the Subsidiaries are located within a 200 km radius of its market resulting in savings in transportation costs, responsive customer services and market intelligence;
          - emphasis on quality - its compound fertilizer is unmatched as compared to locally supplied compound fertilizer;
          - wide variety of products for different needs by the local farmers;
          -    proactive product and market development; and
          - being local - breaking the import quota system, combining local and foreign expertise, working closely with local farming supplies bureaus and cooperatives.

EXPANSION PLANS

         The Company's strategy in establishing operations in China is to first seek out operating production facilities suitable for the Company's product lines. Once a potential site is targeted, the Company will endeavor to implement a consistent strategy. Typically, the strategy is to form a joint venture with a local partner and provide initial capital. On-site management, financial, accounting and sales personnel are also provided and management personnel of the Company are expected to actively participate in the management and operations of the joint venture. Facilities are updated as needed. The Company then will provide technology to the joint venture with the goal of developing fertilizers suitable for the local market. Management has determined that the capital outlay for this type of operation is lower than starting a green field operation.

         The Company's short-term objective is to build annual production capacities of up to 200,000 MT in selected provinces other than Guangxi and Jiangxi. Thus, standardized compound fertilizers plants will be set up in these growing markets. At the same time, quality control programs for ISO 9000 certification will be implemented in the Subsidiaries. Advertising and marketing programs will be launched to enhance the "AgroCan Three Leaves" brand locally and nationally.

         In the long term, the Company's objective is to become an influential party in the modernization of the agricultural industry of China. The Company believes that China's agricultural industry requires high quality fertilizers, pesticides, seedlings and other necessary inputs for the next century. In order to raise the total land productivity with limited arable land, China must apply modern technology to the agricultural industry. The Company is looking into opportunities to bring biotech and genetic technologies, which are already available and used in developed countries, to China.

JOINT VENTURE

         The Company presently owns a 70% interest in the Joint Venture pursuant to a Joint Venture Contract dated October 18, 1996 (the "JV Contract"). The validity, interpretation, execution and settlement of disputes is to be governed under PRC law and disputes are to be submitted for arbitration to the Foreign Economic and Trade Arbitration Commission of China Council for the Promotion of International Trade. Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws, including laws pertaining to PRC joint ventures, may be uncertain and sporadic, and implementation may be inconsistent.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 48 full-time employees. There are 4 employees based in the Company's corporate office in Hong Kong and 44 based in China. Of the 44 employees based in China, 20 are dedicated to sales related activities and 24 employees are technical personnel in the agricultural field.

ITEM 2.  PROPERTIES

         HONG KONG. The Company occupies office space in Wanchai, Hong Kong consisting of 810 square feet. The lease expires May 9, 2001.

         NANNING, GUANGXI. The Company's subsidiary, Guangxi Linmao Compound Fertilizer Ltd., owns a fertilizer manufacturing plant in Nanning, Guangxi, consisting of 25,500 square feet. The plant was newly constructed in 1997 and is in good condition. The land lease expires January 28, 2017.

         NANCHANG, JIANGXI. The Company's joint venture, Jiangxi Fenglin Chemical Industry Co. Ltd. leases a fertilizer manufacturing plant in Nanchang, Jiangxi, consisting of 21,800 square feet. The lease expires October 17, 2001.

         FUZHOU, JIANGXI. The Company's subsidiary, Jiangxi Jiali Chemical Industry Co. Ltd. owns a fertilizer manufacturing plant in Fuzhou, Jiangxi, consisting of 28,010 square feet. The plant was newly constructed in the fourth quarter of 1997 and completed in the first quarter of 1998. The plant is in good condition. The land lease expires June 30, 2057.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's Security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no "public market" for shares of common stock of the Company. The Company has submitted an application for quotations of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers. No assurances can be given that any market for the Company's common stock will develop or be maintained.

RECENT SALES OF UNREGISTERED SECURITIES

         The following is information for all securities that the Company has sold within the past three years without registering the securities under the Securities Act:

         1. On December 31, 1997, the Company issued an aggregate of 1,598,646 shares of Common Stock to the shareholders of AgroCan (China) Inc. in exchange for all of the outstanding capital stock of AgroCan (China) Inc. The shares were issued in a private transaction not involving an offering pursuant to Section 4(2) of the Securities Act. This transaction was characterized as a reincorporation and had no financial impact on the Company.

         2. During March 1998, the Company issued 47,914 shares of Common Stock to Critical Success Ltd., a third party with a pre-existing business relationship with the Company, for consideration of RMB 256,680 in cash. The shares were issued in a private transaction not involving an offering pursuant to Section 4(2) of the Securities Act.

         3. On August 25, 1998, the Company issued an aggregate of 250,000 units, each unit consisting of one share of Common Stock and 1/10th of a warrant to purchase one share of Common Stock at $0.10 per share, to 43 accredited investors for an aggregate cash purchase price of RMB 4,140,000 in cash. Of the 43 investors, 6 investors had a pre-existing personal relationships with the Company's officers and/or directors and 37 investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The shares were issued in a private placement pursuant to Rule 504 of Regulation D.

         4. On August 25, 1998, the Company issued 20,000 shares of Common Stock and 2-year Warrants to purchase 125,000 shares of Common Stock at $0.10 per share to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3, above. The securities were issued pursuant to Rule 504 of Regulation D.

         5. On August 25, 1998, the Company issued 2-year Warrants to purchase 150,000 shares of Common Stock at $1.50 per share to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3, above. The securities were issued pursuant to Rule 506 of Regulation D.

         6. On August 25, 1998, the Company issued 2-year Warrants to purchase 25,000 shares of Common Stock at $0.10 per share to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3, above. The shares were issued pursuant to Rule 504 of Regulation D.

         7. On August 25, 1998, the Company issued 150,000 shares of Common Stock to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3, above. The shares were issued pursuant to Rule 506 of Regulation D.

         8. On April 6, 1999, the Company issued 100,000 shares of Common Stock to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3, above. The shares were issued pursuant to Rule 504 of Regulation D.

         9. From October 1998 to December 1998, warrants issued in the private placement in Transaction 3, above, were exercised for an aggregate of 2,200 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

         10. From January 1999 to February 1999, warrants issued in the private placement in Transaction 3, above, were exercised for an aggregate of 1,700 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

         11. From November 1999 to December 1999, warrants issued in the private placement in Transaction 3, above, were exercised for an aggregate of 2,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

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

         AgroCan (China) Inc. was established in 1996 to develop, produce and sell fertilizers and other products and technologies to enhance the agricultural output of China. The Company produces various compound fertilizers, which are the end product made from the combination of three primary nutrients, nitrogen, phosphate and potassium, mixed together with other elements such as iron, zinc, copper and manganese. These ingredients are blended in different proportions and packed into 50 kilogram bags. The Company designs its compound fertilizers for specific climate, soil and crop requirements of each individual geographic market. As of December 31, 1999, the Company had established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and the Company intends to enter markets in other provinces in China.

         Effective September 19, 1996, Guangxi Linmao Compound Fertilizer Company Limited became a wholly-owned subsidiary of AgroCan (China) Inc., and changed its name to Guangxi Linmao Fertilizer Company Limited ("Guangxi Linmao") on December 25, 1997. Guangxi Linmao commenced operations on September 19, 1996, and became fully operational during the fiscal year ended September 30, 1997.

         Effective October 8, 1996, AgroCan (China) Inc. entered into a joint venture agreement with Nanchang Organic Fertilizer Factory, a state-owned enterprise in the PRC, for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Fenglin Chemical Industry Company Limited ("Jiangxi Fenglin"). In exchange for capital contributions to Jiangxi Fenglin aggregating RMB 2,090,642 through September 30, 1998, AgroCan (China) Inc. received a 70% equity interest in the joint venture. Jiangxi Fenglin commenced operations on November 28, 1996, and became fully operational during the fiscal year ended September 30, 1998. The Company accounts for its interest in the joint venture similar to a majority-owned subsidiary because of its 70% interest, its contractual ability to appoint four out of six directors to the Board of Directors, which is the highest authority for the joint venture, and the Company's right to appoint the Chairman of the Board. The Company recognizes that joint venture interests in the PRC are generally not consolidated in the financial statements of companies that report under the periodic reporting requirements of the United States Securities and Exchange Commission due to the rights asserted by the PRC partner under customary joint venture agreements. However, in view of the above factors specific to the Company, management believes that it is appropriate to consolidate the joint venture's operations into the Company's consolidated financial statements.

         Effective November 3, 1996, AgroCan (China) Inc. entered into a joint venture agreement with Fuzhou Grain and Oil Industry Corp., a state-owned enterprise in the PRC, for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Jiali Compound Fertilizer Company Limited. The Company had a 55% equity interest in the joint venture as of September 30, 1997. Effective April 5, 1998, the Company acquired the remaining 45% interest in the joint venture for RMB 724, 873 and changed its name to Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). Jiangxi Jiali commenced operations on May 1, 1998, and became fully operational during the fiscal year ended September 30, 1998.

         The Company's customers are all located in the PRC, and sales to such customers are generally on an open account basis. During the fiscal years ended September 30, 1999 and 1998, the Company relied on a small number of customers for most of its sales. With respect to sales to customers that accounted for 10% or more of total sales, during the fiscal year ended September 30, 1999, three customers accounted for 62% of total sales, and during the fiscal year ended September 30, 1998, one customer accounted for 76% of total sales. As of September 30, 1999, 86% of accounts receivable were generated by trade transactions with five significant customers, of which one customer accounted for 57% of the accounts receivable balance. As of September 30, 1998, 98% of accounts receivable were generated by trade transactions with five significant customers, of which one customer accounted 87% of the accounts receivable balance.

         The Company has also relied on a small number of suppliers located in the PRC for its raw material purchases. With respect to purchases from suppliers that accounted for 10% or more of total purchases, during the fiscal year ended September 30, 1999, two suppliers accounted for 58% of total purchases, and during the fiscal year ended September 30, 1998, one supplier accounted for 81% of total purchases. As of September 30, 1999 and 1998, 78% and 91%, respectively, of accounts payable were generated by trade transactions with such significant suppliers.

         The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB"). The functional currency of the Company's PRC operations is the RMB. The accounts of foreign operations are prepared in their local currency and are translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

CONSOLIDATED RESULTS OF OPERATIONS:

FISCAL YEAR ENDED SEPTEMBER 30, 1999 AND 1998 -

         Revenues. Revenues for the fiscal year ended September 30, 1999 were RMB 40,733,729, as compared to revenues of RMB 64,869,229 for the year ended September 30, 1998, a decrease of RMB 24,135,500 or 37.2%. The decrease in revenues in 1999 as compared to 1998 was a result of several factors, including an increase in selling prices, the Asian financial crisis, and the Company reducing sales to customers with low profit margins and/or weak credit profiles.

         Gross Profit. Gross profit for the fiscal year ended September 30, 1999 was 5,434,398 or 13.3% of revenues, as compared to RMB 6,882,766 or 10.6% of revenues for the fiscal year ended September 30, 1998, a decrease of RMB 1,448,368 or 21.0%. The gross profit margin increased in 1999 as compared to 1998 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenues.

         Administrative and General Expenses. Administrative and general expenses for the fiscal year ended September 30, 1999 increased by RMB 800,971 or 26.9%, to RMB 3,783,228 or 9.3% of revenues, as compared to RMB 2,982,257 or 4.6% of revenues for the fiscal year ended September 30, 1998. Administrative and general expenses, in particular salaries and related costs, increased in 1999 as compared to 1998 primarily as a result of an increase in costs incurred to support and expand business operations, including costs related to office operations, salaries and travel, as well as the legal and professional fees associated with the operation of a public company. Included in administrative and general expenses in 1999 are non-cash consulting fees of RMB 1,510,600.

         Selling Expenses. Selling expenses for the fiscal year ended September 30, 1999 increased by RMB 442,918 or 542.7%, to RMB 524,525 or 1.3% of revenues, as compared to RMB 81,607 or .1% of revenues for the fiscal year ended September 30, 1998. Selling expenses increased in 1999 as compared to 1998 as a result of the Company's efforts to broaden its customer base and thereby reduce its reliance on sales to a small number of customers. In that regard, the Company incurred increased costs to support expanded marketing and selling efforts, including office operations, salaries and travel, as well as product promotion costs.

         Other Income (Expense). The Company recorded amortization of loan fees of RMB 616,283 and RMB 409,868 for the fiscal years ended September 30, 1999 and 1998, respectively. The Company recorded subcontracting income of RMB 1,200,000 and RMB 751,410 for the fiscal years ended September 30,1999 and 1998, respectively. The Company recorded commission income of RMB 857,880 for the fiscal year ended September 30, 1999. The Company did not record any commission income during the fiscal year ended September 30, 1998.

         Income Taxes. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

         The Company recorded income taxes for the fiscal year ended September 30, 1999 of RMB 656,998. The Company did not record any income taxes for the fiscal year ended September 30, 1998. For two of the Company's three subsidiaries, the 100% tax exemption expired as of September 30, 1998, with the third subsidiary's 100% tax exemption expiring as of September 30, 1999. Accordingly, for two of its three subsidiaries, the Company recorded income taxes for the fiscal year ended September 30, 1999, which represented the first full year of profits of such subsidiaries taxable at 50% of the standard rate.

         Minority Interest. For the fiscal years ended September 30, 1999 and 1998, the Company recorded a minority interest of RMB 185,547 and RMB 78,527, respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

         Net Income. Net income was RMB 1,889,042 the fiscal year ended September 30, 1999, as compared to net income of RMB 4,006,551 for the fiscal year ended September 30, 1998.

CONSOLIDATED FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1999:

         Operating. For the fiscal year ended September 30, 1999, the Company's operations generated cash resources of RMB 2,780,379, as compared to utilizing cash resources of RMB 563,106 for the fiscal year ended months ended September 30, 1998. The Company's operations generated cash resources in 1999 as compared to utilizing cash resources in 1998 primarily a result of reductions in accounts receivable, which reflected improved credit control and asset management. The increased cash flow generated from collections of accounts receivable was utilized to reduce accounts payable. The Company had net working capital at September 30, 1999 of RMB 12,713,791, as compared to net working capital of RMB 8,715,644 at September 30, 1998, reflecting a current ratio of 2.15:1 at September 30, 1999, as compared to 1.17:1 at September 30, 1998.

         Accounts receivable decreased by RMB 41,095,721, to RMB 13,897,249 at September 30, 1999, from RMB 54,992,970 at September 30, 1998. Accounts receivable decreased during the fiscal year ended September 30, 1999 as a result of decreased sales and the collection of accounts receivable.

         Accounts payable decreased by RMB 43,146,872, to RMB 4,999,944 at September 30, 1999, from RMB 48,146,816 at September 30, 1998. Accounts payable decreased during the fiscal year ended September 30, 1999 as a result cash generated from accounts receivable collections being utilized to pay accounts payable.

         Investing. During the fiscal year ended September 30, 1999, additions to property, plant and equipment aggregated RMB 752,228. During the fiscal year ended September 30, 1998, additions to property, plant and equipment aggregated RMB 1,139,220.

         The Company did not have any additions to construction in progress during the fiscal year ended September 30, 1999. During the fiscal year ended September 30, 1998, additions to construction in progress aggregated RMB 2,124,491. Additions to construction in process reflect the construction of an extension to the main production facility of one of the Company's operating subsidiaries, to support an increase in annual production capacity. Construction costs were funded by the sale of the Company's common stock.

         The Company had no significant capital expenditure commitments outstanding at September 30, 1999.

         During the fiscal year ended September 30, 1998, the Company acquired the minority interest in one of its subsidiaries for RMB 724,873.

         Financing. During the fiscal year ended September 30, 1999, the Company incurred a short-term bank loan of RMB 700,000 to fund operations. The bank loan is secured by the Company's cash deposit of US$120,000, bears interest at 5.61% per annum, and is due and payable on December 23, 1999.

         During the fiscal year ended September 30, 1998, the Company received RMB 3,988,608 from the issuance of 467,914 shares of common stock, respectively.

         During the fiscal years ended September 30, 1999 and 1998, the Company's minority interest partner contributed capital to the joint venture of RMB 138,187 and RMB 488,744, respectively.

         The Company anticipates, based on currently proposed plans and assumptions relating to its existing operations, that its projected cash flows from operations, combined with cash that the Company expects to generate from the issuance of its securities and from borrowings, will be sufficient to support its planned operations for the next twelve months. Depending on the Company's rate of growth, the Company may seek additional capital in the future to support expansion of operations and acquisitions.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defined comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustment. The Company adopted SFAS No. 130 for its fiscal year beginning October 1, 1998. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS

No. 14, "Financial Reporting for Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company operates in only one segment, the manufacture and sale of fertilizer products. The Company adopted SFAS No. 131 for its fiscal year beginning October 1, 1998. Adoption of SFAS No. 131 did not have a material effect on the Company's financial statement presentation and disclosures.

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company does not have any pension or other post retirement benefit plans. The Company adopted SFAS No. 132 for its fiscal year beginning October 1, 1998. Adoption of SFAS No. 132 did not have a material effect on the Company's financial statement presentation and disclosure.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2000. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

YEAR 2000 ISSUE:

         The Year 2000 issue results from the fact that certain computer programs have been written using two digits rather than four digits to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company has determined that its software programs are Year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Filed herewith are the following financial statements:

         Consolidated Financial Statements for the Years ended September 30, 1999 and 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 1999. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


    NAME                 AGE                  POSITION
    ----                 ---                  --------
Lawrence Hon              51        Chairman of the Board, President and Chief
                                    Executive Officer

David Cheung              45        Chief Financial Officer

Danny Wu                  39        Secretary and Director

Yuanhong Chen             37        Vice President, Marketing and Sales

Haibo Li                  48        Vice President, Operations

Changfa Li                51        Vice President, Business Development

Chunbao Chen              60        Chief Engineer

Donald Lau                51        Director

Ngai Poon                 30        Director

         LAWRENCE HON. Mr. Hon has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1997. Mr. Hon has over twenty years of senior managerial experience, in trading and manufacturing environment, covering different functions. He started his career as a professional accountant. He served as accounting manager, company secretary and financial controller in the early stage of his career. Throughout his career, Mr. Hon has worked mainly for multinational companies. In 1984, Mr. Hon joined Modern Printing Equipment Ltd. as the Financial Director. Modern Printing was a subsidiary of KNP BT, a Dutch based multinational group. KNP BT is the World's eighth largest forestry group specializing in paper, packaging and printing business. He was promoted to KNP BT's Regional Financial Director in 1986 and Deputy Managing Director of Asian Operations in 1990, responsible for Hong Kong, China, Taiwan and Korea. In 1994 Mr. Hon, together with other entrepreneurs, formed a forestry company, Sino-Forest Corporation. Sino-Forest's main business is supplying wood fiber in the form of wood chips to the pulp and paper industry in Japan, China and other Asian countries. Sino-Forest was first listed in the OTC in Canada in 1994. Today, Sino-Forest is listed on the Toronto Stock Exchange with a market capitalization of US$150 million. Mr. Hon is a professional accountant with fellowship in the respective accountants' associations in Hong Kong and U.K. He also holds a MBA degree and a professional qualification in Information Technology.

         DANNY WU. Mr. Wu has been Secretary and a director of the Company since December 1997. Mr. Wu has over ten years of experience in international trade, manufacturing management and direct investment in China. He started as a loan officer in the Hang Lung Bank, Hong Kong. He joined the Hong Kong Trade Development Council (HKTDC) in 1985 and was in charge of promoting HKTDC's services to the local business community. Subsequently, he was assigned to promote Hong Kong's export trade and investments and assisted a number of foreign companies to invest in Hong Kong and China during that period. Mr. Wu was then promoted to project manager, responsible for organizing and the overall management of a number of international conventions and exhibitions. He joined Quanta Industries Inc., a Taiwanese conglomerate, in 1989 as the general manager of Quanta's Hong Kong office overseeing trading, direct investment activities and setting up joint venture enterprises in China. The joint ventures were in catering, cable manufacturing and metal processing. He was also involved in the general and financial management of these ventures. Mr. Wu was a founding member of Sino-Forest Corporation, a listed Canadian company, with investments in forestry in China. He was responsible for market development of wood chips and procurement in China and Asia. He is a graduate of University of Hong Kong with a degree in management studies and economics.

         DONALD LAU. Mr. Lau has been a director of the Company since December 1997. Mr. Lau started his career in New York. He joined Bank of America in 1974 and specialized in commercial lending for the agricultural and forest products industries. He covered Colorado, Oregon, Utah, and Washington. In 1978, he was promoted to vice president and was in charge of correspondent bank lending in Asia. Based in Hong Kong, he covered the business of Japan, Taiwan, Philippines, Malaysia, Thailand, Singapore and Indonesia. He joined Sinomay Company, Inc., New York, in 1982. He was involved in the building of the first modern bromine extraction plant in China and a number of technology transfer projects. He also developed the export business of logs from Oregon and Washington to China. In 1986, he joined Sinomart International Inc., New York. Sinomart is an investment company owned by the Guangdong Provincial government of China. He established a number of joint venture projects in the U.S. and China. Mr. Lau joined Wonton Food Inc. of New York in 1988 and expanded Wonton's sales and distribution network. Wonton is the world's largest fortune cookies manufacturer. He is presently the vice president of Wonton. Mr. Lau received his bachelor of science degree and MBA degree from Columbia University, New York, in 1971 and 1974 respectively.

         NGAI POON. Miss Poon has been a director of the Company since December 1997. Miss Poon joined Dupont Inc.'s New York office in 1991 as a management accountant. In 1996, she moved to Hong Kong and joined Sino Forest Corporation as an investment analyst. She was responsible for financial modeling, due diligence and reviewing investment proposals. During her service with Sino-Forest, she traveled extensively in China. Miss Poon is a graduate of Columbia University, New York, majoring in accounting.

MANAGEMENT

         DAVID CHEUNG. Mr. Cheung has been Chief Financial Officer of the Company since December 1997. Mr. Cheung has over ten years of experience in corporate finance covering both commercial and investment banking with emphasis on merger and acquisitions, treasury and financial control. He has worked for several major international financial institutions such as the Citibank in the US, Hong Kong and Canada. He has an MBA in Finance from the University of California, Berkeley, and also is a US Certified Public Accountant.

         YUANHONG CHEN. Mr. Chen has been Vice President, Marketing and Sales, of the Company since December 1997. Born in Guangxi, Mr. Chen has over fifteen years experience in marketing and distribution of commodities and general goods in Southern and Central China. Prior to joining the Company, he was the general manager of Guangxi Jinhong Trading Co. Ltd. He is a graduate of Nanning University in Guangxi. He oversees the marketing and sales operations of the Company.

         HAIBO LI. Mr. Li has been Vice President, Operations, of the Company since December 1997. Mr. Li started as a technician in the Fuzhou Chemical Factory in the 1970's. He was assigned to the Forestry Bureau of Fuzhou, Jiangxi, in 1982. In 1990, he returned to Fuzhou Chemical Factory and was promoted to factory manager. He joined the Company in 1996 and was involved in establishing the two Jvs in Jiangxi. Mr. Li is responsible for the operations and control of the Company's plants. Mr. Li is a graduate of Nanchang Technical College.

         CHANGFA LI. Mr. Li has been Vice President, Business Development, of the Company since December 1997. Mr. Changfa Li has been a manager of the Company since its inception. He has more than twenty years experience in management within the chemical industry. He has been involved in the establishment of four medium and large scaled chemical fiber companies. Since the early 1980s, he has served as factory manager of Shengma Group, a listed company in China, manufacturing director of Shenzhen Shunchang Company, and President of Zhongshan Kesheng Chemical Limited. In 1994, he was appointed as researcher for the Economic Adjustment Department of the China National Textile Council. He is now Vice President, Business Development of the Company and is responsible for formulating strategies and development planning. He received his chemical engineering degree from Wuhan University and a law degree from Henan Law School in 1986.

         CHUNBAO CHEN. Mr. Chen has been Chief Engineer of the Company since December 1997. Mr. Chen is a qualified chemical engineer with over 30 years in the fertilizer and chemical industries. He started as a chemical analyst in Jiangxi Gandong Chemical Factory where he was responsible for quality control and product development. During that period, he developed a number of new products. He received numerous provincial awards for his outstanding achievements. He was promoted to senior engineer in the 1980's and factory manager in 1992. He joined the Company in 1997 and is responsible for overall technical aspects and R & D of the Company. Mr. Chen is a graduate of Fuzhou University with a major in chemistry.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during fiscal years ended September 30, 1998 and 1999 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of $100,000 per annum.

                           SUMMARY COMPENSATION TABLE


               NAME AND
         PRINCIPAL AND POSITION                 YEAR            SALARY
         ----------------------                 ----            ------
         Lawrence Hon, President and CEO        1998              nil
         Lawrence Hon, President and CEO        1999              nil

COMPENSATION AGREEMENTS

         There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

BOARD OF DIRECTORS

         During the year ended September 30, 1999, 2 meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Board of Directors has established an audit committee which consists of Lawrence Hon and Ngai Poon.

STOCK OPTION PLAN

         The Company adopted the 1998 Stock Option Plan in order to compensate, motivate and retain key employees, directors and consultants of the Company. During the year ended September 30, 1999, no stock options were granted pursuant to the 1998 Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 31, 1999 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (ii) the number of shares of Common Stock owned by each such person and group and
(iii) the percent of the Company's Common Stock so owned.

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.


--------------------------------------------------------------------------------------------------------
                                                                                    PERCENTAGE OF
                                                  NUMBER OF SHARES OF             OUTSTANDING COMMON
            NAME AND ADDRESS                         COMMON STOCK                 STOCK BENEFICIALLY
           OF BENEFICIAL OWNER                    BENEFICIALLY OWNED                    OWNED
--------------------------------------------------------------------------------------------------------
Lawrence Hon (1)                                         705,002                         32.48%

David Cheung (1)                                         705,002                         32.48%

Danny Wu (1)                                             705,002                         32.48%

Donald Lau (2)                                           420,444                         19.37%

Nai Poon (3)                                             473,200                         21.80%



--------------------------------------------------------------------------------------------------------
                                                                                    PERCENTAGE OF
                                                  NUMBER OF SHARES OF             OUTSTANDING COMMON
            NAME AND ADDRESS                         COMMON STOCK                 STOCK BENEFICIALLY
           OF BENEFICIAL OWNER                    BENEFICIALLY OWNED                    OWNED
--------------------------------------------------------------------------------------------------------

All Directors and Executive Officers as a              1,598,646                         73.65%
group (5 persons)

Texon Investments Holding Ltd. (1)                       705,002                         32.48%
c/o AgroCan Corporation
25 Harbour Road
Wanchai, Hong Kong

Intermax Ltd.(3)                                         473,200                         21.80%
811, Wing Shan Tower,
73 Des Voeux Road Central,
Hong Kong

Masterpiece Development Ltd.(2)                          420,444                         19.37%
c/o T. C. Lau & Co
501, China Insurance Group Bldg,
141, Des Voeux Rd.
Central, Hong Kong

Shenton Development Ltd.                                 150,000                          6.91%
Suite 901
Kee Hung Commercial Building
80 Queen's Road East
Hong Kong

(1) Messrs. Hon, Wu and Cheung own all the outstanding shares of Texon Investments Holdings Ltd. which is the record owner of such shares.
(2)  Mr. Lau owns a majority interest in Masterpiece Development Ltd.
(3)  Ms. Poon owns all the outstanding shares of Intermax Ltd.

CHANGES IN CONTROL

         The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN TRANSACTIONS

TRANSACTIONS WITH RELATED PARTIES

         During 1997, the Company paid various expenses totaling RMB1,164,772 on behalf of affiliated companies. The advances were reduced to RMB740,679 at December 31, 1998. The advances are non-interest bearing and payable on demand.

         During 1997, the PRC shareholder of Jiangxi Fenglin made advances of RMB 140,801 to the joint venture company for the purchase of raw materials. The advances are non-interest bearing, payable on demand and amounted to RMB30,826 at September 30, 1998 (1997: RMB140,801).

         During the year, the Company paid various expenses totaling RMB15,000 on behalf of AgroCan International Holdings Inc.

         During the year, the Company paid various expenses on behalf of the PRC shareholder of Jiangxi Fenglin amounting to RMB129,818.

         The Company paid factory and production facilities rental of RMB180,000 during the year (1998: RMB105,197) to the PRC shareholder of Jiangxi Fenglin.

TRANSACTIONS WITH DIRECTORS

         During the year, the Group made advances to and paid various expenses totalling RMB634,469 on behalf of directors.

         A director has paid various expenses on behalf of a subsidiary. The amount due to the director is non-interest bearing, repayable on demand and amounted to RMB88,439 at September 30, 1998.

TRANSACTIONS WITH SHAREHOLDERS

         On February 6, 1998, certain shareholders made a loan of US$300,000 (RMB2,484,000) to the Company. The loan is repayable at the earlier of two years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, the Company granted to these shareholders options to purchase 754,117 shares of common stock of the Company at an exercise price of US$1.50 (RMB12.42) per share exercisable during a two year period beginning February 6, 1998. The options have been valued at US$241,317 (RMB1,994,355) based upon the market value of the common stock underlying the options. Of this amount, RMB616,283 (1998 : RMB409,099) has been recognized as an expense during the year ended September 30, 1999 and RMB968,973 (1998 : RMB1,585,256) has been deferred. The deferred amount is being amortized to expense through May 1, 2001.

                                     PART IV

Exhibit Number             Title

        3.1 Certificate of Incorporation as filed with the Delaware Secretary of State with amendment.*

        3.2                Bylaws*

       10.1 Agreement with Nanchang Organic Fertilizer Factory for the establishment of Jiangxi Fenglin Chemical Industry Company Limited*

       10.2                Lease Agreement for Hong Kong office*

       10.3                Land Lease Agreement for Guangxi Linmao*

       10.4                Lease Agreement for Jiangxi Fenglin*

       10.5                Lease Agreement for Jiangxi Jiali*

       21.1                Subsidiaries of the Registrant*

       27.1                Financial Data Schedule for the year ended September
                           30, 1999.

         * Incorporated by reference to the Company's Form 10-SB filed with the Commission on May 4, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AGROCAN CORPORATION

                                               By:      /s/ Lawrence Hon
                                                        -----------------
                                                        Lawrence Hon
                                                        President, Chief
                                                        Executive Officer

Dated: January 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /S/ LAWRENCE HON                                Dated: January 13, 2000
         -----------------------------------
         Lawrence Hon
         President, Chief Executive Officer and Director

By:      /S/ DAVID CHEUNG                                Dated: January 13, 2000
         -----------------------------------
         David Cheung
         Chief Financial Officer
         (principal financial and accounting officer)

By:      /S/ DANNY WU                                    Dated: January 13, 2000
         -----------------------------------
         Danny Wu
         Secretary and Director

By:      /S/ DONALD LAU                                  Dated: January 13, 2000
         -----------------------------------
         Donald Lau
         Director

By:      /S/ NGAI POON                                   Dated: January 13, 2000
         -----------------------------------
         Ngai Poon
         Director

                               AGROCAN CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


CONTENTS                                                                                               PAGE
Independent Auditors' Reports                                                                    F-2 to F-3

Consolidated statements of income                                                                       F-4

Consolidated balance sheets                                                                             F-5

Consolidated statements of shareholders' equity                                                         F-6

Consolidated statements of cash flows                                                                   F-7

Notes to consolidated financial statements                                                     F-8  to F-21

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
AGROCAN CORPORATION

         We have audited the consolidated balance sheet of AgroCan Corporation and subsidiaries as of September 30, 1999 and the consolidated statement of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of AgroCan Corporation and its subsidiaries as of September 30, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado

November 18, 1999

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
AGROCAN CORPORATION

         We have audited the consolidated balance sheet of AgroCan Corporation and subsidiaries as of September 30, 1998 and the consolidated statement of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of AgroCan Corporation and its subsidiaries as of September 30, 1998 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



HORWATH HONG KONG CPA LIMITED
Certified Public Accountants
Hong Kong

November 9, 1998

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                          NOTE              1999                1999                 1998
                                                            ----                ----                 ----
                                                         US DOLLARS              RMB                  RMB
NET SALES                                           $       4,907,678          40,733,729           64,869,229

COST OF SALES                                               4,252,931          35,299,331           57,986,463
                                                     ----------------    ----------------     ----------------

GROSS PROFIT                                                  654,747           5,434,398            6,882,766

ADMINISTRATIVE AND GENERAL EXPENSES                          (455,811)         (3,783,228)          (2,982,257)

SELLING EXPENSES                                              (63,196)           (524,525)             (81,607)
                                                     ----------------    ----------------     ----------------

INCOME FROM OPERATIONS                                        135,740           1,126,645            3,818,902

OTHER INCOME (EXPENSE)
   Commission income                                          103,359             857,880                    -
   Subcontracting income                                      144,578           1,200,000              751,410
   Interest income                                              6,786              56,325               31,654
   Amortization of loan fees                                  (74,251)           (616,283)            (409,868)
                                                     ----------------    ----------------     ----------------

INCOME BEFORE INCOME TAXES                                    316,212           2,624,567            4,192,098

INCOME TAXES                               3                   79,156             656,998                    -
                                                     ----------------    ----------------     ----------------

INCOME BEFORE MINORITY INTEREST                               237,056           1,967,569            4,192,098
MINORITY INTEREST                                              (9,461)            (78,527)            (185,547)
                                                     ----------------    ----------------     ----------------

NET INCOME                                          $         227,595           1,889,042            4,006,551
                                                     ================    ================     ================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                   2(o)             2,115,368           2,115,368            1,666,032
   Diluted                                 2(o)             2,459,083           2,459,083            1,771,201

BASIC EARNINGS PER SHARE                            $            0.11                0.89                 2.40
                                                     ================    ================     ================

DILUTED EARNINGS PER SHARE                          $            0.09                0.77                 2.26
                                                     ================    ================     ================

See notes to consolidated financial statements

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS


                                                  NOTE              1999                1999                1998
                                                                    ----                ----                ----
                                                                 US DOLLARS              RMB                 RMB
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                $         605,759           5,027,798            2,193,264
   Accounts receivable, less allowance for
    doubtful accounts (1999 : RMB280,000;
    1998 : RMB1,159,200)                                            1,674,367          13,897,249           54,992,970
   Other receivables and prepayments                                   62,623             519,776              521,872
   Inventories                                                        131,082           1,087,978            1,111,681
   Deposits                                                           175,186           1,454,044            1,245,527
   Amounts due from related parties                9                  217,132           1,802,193              740,679
                                                             ----------------    ----------------     ----------------

   TOTAL CURRENT ASSETS                                             2,866,149          23,789,038           60,805,993

PROPERTY, PLANT AND EQUIPMENT - NET                5                  761,440           6,319,950            2,961,516
CONSTRUCTION IN PROGRESS                           6                    2,530              21,000            3,063,956
DEFERRED COSTS                                                        154,938           1,285,984            1,976,353
                                                             ----------------    ----------------     ----------------

   TOTAL ASSETS                                             $       3,785,057          31,415,972           68,807,818
                                                             ================    ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short term bank loan                            8        $          84,337             700,000                    -
   Accounts payable                                                   602,403           4,999,944           48,146,816
   Other payables and accruals                                        250,053           2,075,443            1,005,631
   Deposits received                                                   18,481             153,396              334,024
   Amounts due to related parties                  9                  300,074           2,490,614            2,603,878
   Income tax payable                              3                   79,018             655,850                    -
                                                             ----------------    ----------------     ----------------

   TOTAL CURRENT LIABILITIES                                        1,334,366          11,075,247           52,090,349

MINORITY INTEREST                                                     132,942           1,103,411              886,697

SHAREHOLDERS' EQUITY
   Preferred stock, par value US$0.0001
    per share, authorized 10,000,000 shares;
    none issued
   Common stock, par value US$0.0001 per share,
    authorized 25,000,000 shares; issued and
    outstanding 2,170,460 shares at September 30,
    1999; 2,066,560 at September 30, 1998                                 217               1,800                1,714
   Capital in excess of par value                                   1,053,721           8,745,884            7,232,133
   Stock options and warrants                      11                 288,230           2,392,308            2,395,545
   Retained earnings
     Unappropriated                                                   940,537           7,806,456            5,999,381
     Appropriated                                                      32,759             271,902              189,935
   Other comprehensive income                                           2,285              18,964               12,064
                                                             ----------------    ----------------     ----------------

   TOTAL SHAREHOLDERS' EQUITY                                       2,317,749          19,237,314           15,830,772
                                                             ----------------    ----------------     ----------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $       3,785,057          31,415,972           68,807,818
                                                             ================    ================     ================

See notes to consolidated financial statements

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                                 Stock
                                                                            Capital in          options
                                               Common stock                  excess of            and
                                            SHARES           AMOUNT          PAR VALUE         WARRANTS
                                            ------           ------          ---------         --------
                                                               RMB              RMB               RMB

Balance, September 30, 1997                 1,598,646             1,325         3,641,354                -

Issuance of common stock (net of
 offering costs) (Note 1(c) and (d))          467,914               389         3,590,779                -
Stock options and warrants                          -                 -                 -        2,395,545
Staff welfare reserve
Comprehensive income:
  Net income for the year ended
    September 30, 1998
  Other comprehensive income                        -                 -                 -                -
Comprehensive income                                -                 -                 -                -
                                       --------------    --------------    --------------   --------------

Balances, September 30, 1998                2,066,560             1,714         7,232,133        2,395,545

Issuance of common stock for
 services                                     100,000                86         1,510,514                -
Exercise of warrants                            3,900                 -             3,237           (3,237)
Staff welfare reserve                               -                 -                 -                -
Comprehensive income:
  Net income for the year ended
    September 30, 1999                              -                 -                 -
  Other comprehensive income                        -                 -                 -                -
Comprehensive income                                -                 -                 -                -
                                       --------------    --------------    --------------   --------------

Balances, September 30, 1999                2,170,460             1,800         8,745,884        2,392,308
                                       ==============    ==============    ==============   ==============


                                           Unappro-          Appro-
                                            priated          priated            Other               Total
                                           retained         retained        comprehensive       shareholders'
                                           EARNINGS         EARNINGS           INCOME              EQUITY
                                           --------         --------           ------              ------
                                              RMB              RMB               RMB                 RMB
Balance, September 30, 1997                   2,169,045           13,720                 -         5,825,444

Issuance of common stock (net of
 offering costs) (Note 1(c) and (d))                  -                -                 -         3,591,168
Stock options and warrants                            -                -                 -         2,395,545
Staff welfare reserve                          (176,215)         176,215
Comprehensive income:
  Net income for the year ended
    September 30, 1998                        4,006,551                                            4,006,551
  Other comprehensive income                          -                -            12,064            12,064
Comprehensive income                                                                     -         4,018,615
                                         --------------    -------------    --------------    --------------

Balances, September 30, 1998                  5,999,381          189,935            12,064        15,830,772

Issuance of common stock for
 services                                             -                -                 -         1,510,600
Exercise of warrants                                  -                -                 -                 -
Staff welfare reserve                           (81,967)          81,967                 -                 -
Comprehensive income:
  Net income for the year ended
    September 30, 1999                        1,889,042                -                 -         1,889,042
  Other comprehensive income                          -                -             6,900             6,900
Comprehensive income                                                                     -         1,895,942
                                         --------------    -------------    --------------    --------------

Balances, September 30, 1999                  7,806,456          271,902            18,964        19,237,314
                                         ==============    =============    ==============    ==============

See notes to consolidated financial statements

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                    1999                1999                1998
                                                                    ----                ----                ----
                                                                 US DOLLARS              RMB                 RMB
OPERATING ACTIVITIES
Net income                                                  $         227,595           1,889,042            4,006,551
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Provision for doubtful accounts                                          -                   -            1,159,200
   Amortization of deferred costs                                      87,840             729,073              503,407
   Depreciation                                                        52,620             436,750              288,508
   Compensation expense related to stock issuance                     182,000           1,510,600                    -
   Loss on disposal of fixed assets                                         -                   -               17,959
   Minority interest in net income                                      9,461              78,527              185,547
   Decrease (increase) in accounts receivable                       4,951,292          41,095,721          (50,952,733)
   (Increase) in other receivables, deposits and
    prepayments                                                       (24,870)           (206,421)            (281,172)
   Decrease (increase) in inventories                                   2,855              23,703             (281,272)
   (Increase) decrease in amounts due from
    related parties                                                  (127,893)         (1,061,514)             424,093
   (Decrease) increase in accounts payable                         (5,198,418)        (43,146,872)          42,120,691
   Increase in tax payable                                             79,018             655,850                    -
   Increase in other payables and accruals                            128,893           1,069,812              774,784
   (Decrease) in deposits received                                    (21,762)           (180,628)            (891,541)
   (Decrease) increase in amounts due to related parties              (13,646)           (113,264)           2,362,872
                                                             ----------------    ----------------     ----------------

   Net cash provided by (used in) operating activities                334,985           2,780,379             (563,106)
                                                             ----------------    ----------------     ----------------

INVESTING ACTIVITIES
   Deferred costs                                                      (4,663)            (38,704)            (181,746)
   Sales proceeds on disposal of fixed assets                               -                   -               50,094
   Additions to property, plant and equipment                         (90,630)           (752,228)          (1,139,220)
   Additions to construction in progress                                    -                   -           (2,124,491)
   Acquisition of minority interest                                         -                   -             (724,873)
                                                             ----------------    ----------------     ----------------

   Net cash used in investing activities                              (95,293)           (790,932)          (4,120,236)
                                                             ----------------    -----------------    ----------------

FINANCING ACTIVITIES
   Short term bank loan                                                84,337             700,000                    -
   Minority interest capital contributions                             16,649             138,187              488,744
   Proceeds from issuance of shares                                         -                   -            3,988,608
                                                             ----------------    ----------------     ----------------

   Net cash provided by financing activities                          100,986             838,187            4,477,352
                                                             ----------------    ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                  340,678           2,827,634             (205,990)
Cash and cash equivalents at beginning of period                      264,249           2,193,264            2,381,262
Effect of exchange rate changes on cash                                   832               6,900               17,992
                                                             ----------------    ----------------     ----------------

Cash and cash equivalents at end of period                  $         605,759           5,027,798            2,193,264
                                                             ================    ================     ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
   Stock options issued to shareholders for loan fees
    (Note 7(d))                                             $               -                   -            1,998,105
                                                             ================    ================     ================

See notes to consolidated financial statements

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

         (a) AgroCan Corporation ("The Company") was incorporated on December 8, 1997 in the State of Delaware, and currently has a wholly owned subsidiary AgroCan (China) Inc., which has two wholly owned subsidiaries, Guangxi Linmao Fertilizer Company Limited and Jiangxi Jiali Chemical Industry Company Limited.

         (b) The Company was incorporated with authorized share capital of 25,000,000 shares of common stock with a par value of US$0.0001 per share and 10,000,000 shares of preferred stock with a par value of US$0.0001 per share. The shares of preferred stock may be issued in series having such designations, powers, preferences, rights and limitations, and on such terms and conditions as the board of directors may from time to time determine including the rights, if any, of the holders thereof with respect to voting, dividends, redemption, liquidation and conversion. As of September 30, 1999, no shares of preferred stock had been issued.

         (c) On November 3, 1996, AgroCan (China) Inc. entered into a joint venture agreement with FuZhou Grain And Oil Industry Corp. ("Party A"), a state majority owned enterprise in the People's Republic of China ("PRC"), for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Jiali Compound Fertilizer Company Limited, in the PRC. The Group's share in the equity interest in this company as of September 30, 1997 was 55%. On April 5, 1998, the Group acquired the remaining 45% interest. On the same date, the subsidiary changed its name to Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). Jiangxi Jiali is engaged in the manufacture and trading of compound fertilizers with production commencing on May 1, 1998.

         (d) On October 8, 1996, AgroCan (China) Inc. entered into a joint venture agreement with another state majority owned enterprise in the PRC Nanchang Organic Fertilizer Factory ("Nanchang") for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Fenglin Chemical Industry Company Limited ("Jiangxi Fenglin") in the PRC. AgroCan (China) Inc.'s share in the equity interest of Jiangxi Fenglin is 70%. The joint venture has a term of 30 years from November 28, 1996, the date of incorporation.

               Under the terms of the joint venture agreement, Nanchang and AgroCan (China) Inc. are required to contribute capital of US$101,449 (RMB840,000) and US$236,715 (RMB1,960,000)
               respectively in the form of cash and business assets relating to the manufacture and retailing of compound fertilizers to the joint venture. On October 28, 1998, all of the above required capital was fully contributed by Nanchang and the Company.

         (e) Guangxi Linmao Compound Fertilizer Company Limited was formed on September 19, 1996 and became a wholly owned subsidiary of AgroCan (China) Inc. during the year ended September 30, 1997 and changed its name to Guangxi Linmao Fertilizer Company Limited ("Guangxi") on December 25, 1997. Guangxi is engaged in the manufacture and trading of compound fertilizers.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (f) Effective December 31, 1997, the Company issued 1,598,646 shares of common stock at US$0.0001 par value to the shareholders of AgroCan (China) Inc. in exchange for their interest in AgroCan (China) Inc. and its three subsidiaries in the PRC. Prior to the exchange, the Company had no substantial operations and, under generally accepted accounting principles, the transaction was accounted for as a recapitalisation, as the shareholders of AgroCan (China) Inc. acquired all of the stock of the Company. Accordingly, there was no revaluation of assets or liabilities for financial statement accounting purposes. The transaction resulted in the following subsidiaries:


                                         COUNTRY OF        PERCENTAGE
                                        INCORPORATION       OF EQUITY
      NAME OF COMPANY                   AND OPERATION     INTEREST HELD      PRINCIPAL ACTIVITY
      ---------------                   -------------     -------------      ------------------
      AgroCan (China) Inc.           the British Virgin        100       Investment holding
                                           Islands

      Guangxi Linmao Fertilizer         The People's           100       Manufacturer and trading
      Company Limited                 Republic of China                  of compound fertilizers

      Jiangxi Jiali Chemical            The People's           100       Manufacturer and trading
      Industry Company Limited        Republic of China                  of compound fertilizers

      Jiangxi Fenglin Chemical          The People's            70       Manufacturer and trading
      Industry Company Limited        Republic of China                  of compound fertilizers

         (g) For financial reporting purposes, the consolidated financial statements reflect the above-mentioned reorganization similar to a pooling of interests, with assets and liabilities recorded at historical cost. Because the transaction has been accounted for as a reverse acquisition, the shares issued by the Company have been reflected in the financial statements giving retroactive effect as if the Company had been the parent company from inception. The consolidated financial statements incorporate the results of operations and assets and liabilities of the Company and its subsidiaries (hereinafter referred to as the "Group" or "Company"). All intercompany balances and transactions have been eliminated upon consolidation.

         (h) Pursuant to a board of directors' resolution passed on February 6, 1998, the Company approved a two for one stock split, whereby the shares of the common stock issued and outstanding were converted to 1,598,646 shares of common stock. All references to shares of common stock in the financial statements have been restated to reflect the two for one stock split.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (i) Effective March 26, 1998, the Company issued 47,914 shares of common stock to a third party for a consideration of US$31,000 (RMB256,680).

         (j) During the period ended September 30, 1998, the Company authourized a $US750,000 (RMB6,210,000) private placement, consisting of 375,000 units at US$2.00 (RMB16.56) per unit, whith each unit containing one share of common stock and 1/10th of a two year warrant to purchase shares of common stock at US$0.10 (RMB0.828) per share. In connection with the private placement, the Company also issued 150,000 two-year warrants to purchase common stock at US$0.10 (RMB0.828) per share to its financial advisors.

               In August, 1998, 250,000 units comprising 250,000 shares of common stock and 25,000 two-year warrants expiring in August, 2000 were issued pursuant to the above private placement for consideration of US$450,716 (RMB3,731,928), net of offering costs. Each warrant entitles the holder upon exercise to receive from the Company one share of common stock at the purchase price of US$0.10 (RMB0.828) per share.

               Also in August, 1998, the Company issued 20,000 shares of common stock, two-year warrants to purchase 125,000 shares of common stock at US$0.10 (RMB0.828) per share and two-year warrants to purchase 150,000 shares of common stock at US$1.50 (RMB12.42) per share to a consultant for services rendered in connection with the private placement.

               In addition, the Company issued two-year warrants to another consultant to purchase 25,000 shares of common stock at US$0.10 (RMB0.828) per share for services rendered in connection with the private placement.

         (k) Pursuant to a board of directors' resolution of August 25, 1998, the Company issued 150,000 shares of the Company's common stock to its financial advisor for services rendered in connection with the private placement.

         (l) Pursuant to a board of directors' resolution passed on December 31, 1998, the Company issued 100,000 shares of common stock at US$1.82 (RMB15.11) per share to a consultant. The Company recognized RMB1,510,600 of general and administrative expense related to this transaction.

         (m) The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), and are presented in Chinese Renminbi ("RMB"), the national currency of the PRC (note 2(e)).

2.          PRINCIPAL ACCOUNTING POLICIES

         (a) The consolidated financial statements include the accounts of the Company and it's subsidiaries. Material intercompany balances and transactions have been eliminated on consolidation.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.          PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (b)     Cash and cash equivalents

                 For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         (c)     Property, plant and equipment

                 Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight line method, at the following annual rates:

               Land use rights                                   5%
               Buildings                                         4.5%
               Furniture and equipment                           18% - 33 1/3%
               Machinery                                         9% - 20%
               Motor vehicles                                    18%

                 Repairs and maintenance costs are expensed as incurred.

                 Management assesses the carrying value of its long-lived assets for impairment when circumstances warrant such a review. Management considers projected future operating results, cash flows, trends and other circumstances in its assessment. Based on its review, management does not believe that any impairment has occurred as of September 30, 1999.

         (d)     Inventories

                 Inventories are valued at the lower of cost or net realizable value. Cost includes the cost of raw materials computed using the first-in, first-out method and, in the case of work in progress and finished goods, direct labor and an appropriate proportion of production overhead. Net realizable value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or management estimates based on prevailing market conditions.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (d)     Inventories (continued)

                 Inventory is comprised of the following as of September 30:

                                            1999              1999                1998
                                         -----------      ------------       --------------
                                         US DOLLARS            RMB                 RMB

         Raw materials                  $     88,096          731,196              858,379
         Finished goods                       42,986          356,782              253,302
                                         -----------      -----------       --------------

                                            $131,082        1,087,978            1,111,681
                                         -----------      ------------       --------------
                                         -----------      ------------       --------------

         (e)     Translation of foreign currencies

                 Transactions and monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the respective applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rate"). Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable Exchange Rate at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of income. Currency translation adjustments arising from the use of different exchange rates from period to period are included as a separate component in shareholders' equity.

                 The translation of amounts from RMB into US$ for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on the respective balance sheet dates of US$1.00 equal RMB8.30 as of September 30, 1999 and US$1.00 equal RMB8.28 as of September 30, 1998 and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on the respective balance sheet dates or at any other date.

         (f)     Operating leases

                 Leases where substantially all the risks and rewards of ownership of assets remain with the lessors are accounted for as operating leases. Rentals under operating leases are charged to expense over the lease term.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

         (g)     Construction in progress

                 Construction in progress represents the accumulated costs of factories under construction, which comprise all expenditures on land use rights and other direct costs attributable to construction, including the cost of financing. Construction in progress also includes the cost of machinery under development and construction for production.

                 No charge for depreciation will be made until assets are placed in service.

         (h)     Deferred costs

                 Expenses incurred in organization of the Company and loan fees are deferred and amortized by equal installments over five years or the term of the related financial instrument. In April 1998, the American Institute of Certified Public Accountants Issued Statement of Position 98-5 (SOP 98-5), ACCOUNTING FOR THE COSTS OF START-UP ACTIVITIES, which requires the costs of start-up activities to be expensed as incurred. The definition of start-up activities included in SOP 98-5 encompasses costs that are associated with organizing a new entity (organization costs), SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and requires that all capitalized start-up costs be written off as a cumulative affect of a change in accounting principle. Management believes that SOP 98-5 will not have a material impact on Company's financial statements.

          (i)    Revenue recognition

                 Revenue from sale of goods by the Company, its subsidiaries and the joint venture is recognized on the delivery of goods to customers.

          (j)    Income taxes

                 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.

          (k)    Use of estimates in the preparation of financial statements

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from these estimates.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.        PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

          (l)     Offering costs

                  Costs incurred by the Company for its private placement offerings of shares of common stock were charged to capital in excess of par at the completion of the offerings.

          (m)     Staff welfare reserve

                  PRC rules and regulations governing joint ventures and enterprises require allocation of a portion of annual net income, if any, to a welfare reserve fund. The amounts to be reserved are stipulated by PRC laws and regulations. The reserve cannot be used for purposes other than those for which it is created and is not distributable as cash dividends.

          (n)     Stock-based compensation

                  Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations.

          (o)     Earning per share

                  The Company adopted Statement of Financial Accounting Standard No.128 ("SFAS 128") during 1997. This statement requires dual presentation of basic and diluted earning per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earning per share amounts are based on the weighted average share of common stock outstanding. Diluted earning per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average common shares outstanding are as follows as of September 30:

                                                                         1999                 1998
                                                                         ----                 ----
        Weighted average outstanding common share
         used for basic EPS                                         2,115,368            1,666,032

        Plus incremental common shares from assumed
         issuance of stock options and warrants                       343,715              105,169
                                                             ----------------     ----------------

        Weighted average outstanding common shares
         used for diluted EPS                                       2,459,083            1,771,201
                                                             ================     ================

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.        PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

          (p)     Recent Accounting Pronouncements

                  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"). SFAS No. 130 established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. During the year ended September 30, 1999, the Company adopted SFAS No. 130. The Company's only current component of comprehensive income is foreign currency translation adjustment.

                  In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted SFAS No. 131 in 1999. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131 as it operates in only one segment, fertilizer manufacturing.

                  In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans. The Company adopted SFAS No. 132 in 1999. The Company's results of operations and financial position were not affected by implementation of SFAS No. 132.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.        PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

          (p)     Recent Accounting Pronouncements (continued)

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

3.       TAXATION

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries comprises two wholly foreign owned enterprises and a 70% held Sino-Foreign Equity Joint Venture. The PRC subsidiaries are subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries have been granted a "tax holiday", where by the subsidiaries are fully exempt from PRC income taxes for two years starting from the date profits are first made, followed by a 50% exemption for the next three years. They are also exempt from the state income tax throughout the term of the PRC subsidiaries. In 1999, the two-year, 100% exemption expired for Jiangxi Fenglin and Guangxi Linmao. Losses incurred by joint ventures may be carried forward for five years. Deferred tax assets and liabilities are not considered material at September 30, 1999 and 1998.

         The reconciliation between the effective tax rate and the statutory United States federal income tax rate is as follows:

                                                     Year ended                Year ended
                                                   September 30,             September 30,
                                                        1999                      1998
                                                ------------------        ------------------
     Statutory U.S. federal tax rate                    34%                       34%
     Difference in foreign statutory rates              (1)                       (1)
     Income tax exemption                               (8)                      (33)
                                                ------------------        ------------------

     Effective tax rate                                 25%                        -%
                                                ==================        ==================

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       TAXATION (CONTINUED)

         The pro forma effect of the tax holiday on net income and earnings per share is as follows:

                                                                September 30,
                                               ------------------------------------------------
                                                       1999                      1998
                                               ----------------------    ----------------------
                                                        RMB                       RMB
        Net income                                          1,680,000                 2,418,108
        Basic earnings per share                                 0.79                      1.49
        Diluted earnings per share                               0.68                      1.32


4.       SIGNIFICANT CONCENTRATIONS

         The Company grants credit, generally on open account to its customers. The Company's customers are all located in the PRC. Approximately 29% and 76% of the Company's sales were generated from one customer during the years ended September 30, 1999 and 1998, respectively.

         At September 30, 1999 and 1998, approximately 86% and 98% of accounts receivable were from trade transactions with five customers, of which one customer accounted for approximately 57% and 87% of the accounts receivable balance.

5.       PROPERTY, PLANT AND EQUIPMENT

                                       1999                1999                1998
                                       --------            ----                ----
                                    US DOLLARS              RMB                 RMB
         Cost:

         Land use rights           $    129,009            1,070,775              430,527
         Buildings                      495,902            4,115,985            1,038,453
         Plant and machinery            179,952            1,493,600            1,443,005
         Furniture and equipment         30,904              256,504              229,414
         Motor vehicles                  30,095              249,792              250,073
                                   ------------     ----------------     ----------------

         Total cost                $    865,862            7,186,656            3,391,472
                                   ------------     ----------------     ----------------

--------------------------------------------------------------------------------
                               AGROCAN CORPORATION
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

                                                    1999             1999             1998
                                                    ----             ----             ----
                                                US DOLLARS            RMB              RMB
         Accumulated depreciation:
         Land use rights                        $   8,025           66,611           35,563
         Buildings                                 24,854          206,288           71,961
         Plant and machinery                       43,547          361,437          180,297
         Furniture and equipment                   13,660          113,376           67,995
         Motor vehicles                            14,336          118,994           74,140
                                               ----------       ----------       ----------

                                                  104,422          866,706          429,956
                                               ----------       ----------       ----------

         Net                                    $ 761,440        6,319,950        2,961,516
                                               ==========       ==========       ==========

6.       CONSTRUCTION IN PROGRESS

                                                      1999                1999                1998
                                                      ----                ----                ----
                                                   US DOLLARS              RMB                 RMB
         Cost:
         Land use rights                                     -                    -              636,881
         Factories under construction          $         2,530               21,000            2,427,075
                                                --------------     ----------------     ----------------

                                               $         2,530               21,000            3,063,956
                                                ==============     ================     ================

7.       RESEARCH AND DEVELOPMENT

         Research and development cost for the years ended September 30, 1999 and 1998 was RMB2,000 and RMB175,950, respectively.

8.       SHORT TERM BANK LOAN

         The bank loan of RMB700,000 (US$84,337) is collateralized by a pledge of the Company's cash in bank to a maximum amount of US$120,000 (RMB996,000) at September 30, 1999. The bank loan bears interest at 5.61% per annum and is due on December 23, 1999.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       RELATED PARTY BALANCES AND TRANSACTIONS

         (a)      Transactions with related parties

                  (i) During 1997, the Company paid various expenses totaling RMB1,164,772 on behalf of affiliated companies. The advances were reduced to RMB740,679 at September 30, 1998 and were increased by RMB1,157,325 at September 30, 1999. The advances are non-interest bearing and payable on demand.

                  (ii) During 1997, the PRC shareholder of Jiangxi Fenglin made advances of RMB 140,801 to the joint venture company for the purchase of raw materials. The advances are non-interest bearing, payable on demand and amounted to RMB30,826 at September 30, 1998 and RMB0 at September 30, 1999.

                  (iii) During 1999, the Company paid various expenses totaling RMB15,000 on behalf of AgroCan International Holdings Inc.

                  (iv) During 1999, the Company paid various expenses on behalf of the PRC shareholder of Jiangxi Fenglin amounting to RMB129,818.

                  (v) The Company paid factory and production facilities rental of RMB180,000 during 1999 (1998 :
                           RMB105,197) to the PRC shareholder of Jiangxi
                           Fenglin.

         (b)    Transactions with directors

                  (i) During 1999, the Company made advances to and paid various expenses totalling RMB634,469 on behalf of directors.

                  (ii) A director has paid various expenses on behalf of a subsidiary. The amount due to the director is non-interest bearing, repayable on demand and amounted to RMB88,439 at September 30, 1998, and RMB0 at September 30, 1999.

         (c)      Transactions with shareholders

                  On February 6, 1998, certain shareholders made a loan of US$300,000 (RMB2,484,000) to the Company. The loan is repayable at the earlier of two years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, the Company granted to these shareholders options to purchase 754,117 shares of common stock of the Company at an exercise price of US$1.50 (RMB12.42) per share exercisable during a two year period beginning February 6, 1998. The options have been valued at US$241,317 (RMB1,998,105) based upon the market value of the common stock underlying the options. Of this amount, RMB616,283 (1998 : RMB409,099) has been recognized as an expense during the year ended September 30, 1999 and RMB968,973 (1998 : RMB1,558,236) has been deferred. The deferred amount is being amortized to expense through May 1, 2001.

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      LEASE COMMITMENTS

         The Company leases land, buildings and other equipment under various contracts. Rental expenses for the years ended September 30, 1999 and 1998 were RMB180,000 and RMB105,197 respectively. The future total minimum rental payments required under operating leases that have remaining non-cancellable lease terms in excess of one year at September 30, 1999 are as follows:

                                                                    RMB
         Year ending September 30,            2000              180,000
                                              2001              180,000
                                                       ----------------

                                                                360,000
                                                       ----------------
                                                       ----------------

11.      WARRANTS AND OPTIONS

         The Company adopted a stock option plan (the "Plan") as of February 6, 1998. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 250,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant. As of September 30, 1999, no stock options have been granted under the Plan.

         A summary of the status of the Company's stock options and warrants for the year ended September 30, 1999 is as follows:


                                          OPTIONS (NOTE 9)                         WARRANTS (NOTE 1)
                                      ------------------------    ----------------------------------------------------
                                                        Exercise                  Exercise                      Exercise
                                          SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                                      ----------    ----------    ----------    ----------   -----------   -----------
                                                           US$                         US$                         US$
         Outstanding at
          September 30, 1997             754,117          1.50       275,000          1.50       200,000          0.10
         Granted                               -             -             -             -         3,900          0.10
         Exercised                             -             -             -             -             -             -
         Forfeited                             -             -             -             -             -             -
                                      ----------    ----------    ----------    ----------   -----------   -----------

         Outstanding
          September 30, 1998             754,117          1.50       275,000          1.50       203,900          0.10
         Granted                               -             -             -             -             -             -
         Exercised                             -             -             -             -        (3,900)         0.10
         Forfeited                             -             -             -             -             -             -
                                      ----------    ----------    ----------    ----------   -----------   -----------
         Outstanding at
          September 30, 1999             754,117          1.50       275,000          1.50       200,000          0.10
                                      ==========    ==========    ==========    ==========   ===========   ===========

                                       F-20

------------------------------------------------------------------------------
                               AGROCAN CORPORATION
------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      RISK CONSIDERATIONS

         As a majority of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.

         Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social, or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

         The Company expects that substantially all of its revenues will be denominated in RMB. A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and their remittance of foreign currencies abroad require the PRC government's approval.