Form 10QSB
period 1999-12-31
AGROCAN CORP
filed 2000-02-17
CIK 1069829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

                         Commission File Number: 0-25963


                               AGROCAN CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware
-------------------------------                 ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)


             CLI Building, 313 Hennessy Road, Suite 1003, Hong Kong
             ------------------------------------------------------
                    (Address of principal executive offices)


                                  852-2723-0983
                           --------------------------
                           (Issuer's telephone number)


                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 1999, the Company had 2,172,460 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                               AGROCAN CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                          PAGE
                                                                         ----
     Item 1.  Financial Statements

              Consolidated Statements of Income and Comprehensive
              Income (Unaudited) - Three Months Ended December 31,
              1999 and 1998.......................................        3

              Consolidated Balance Sheet (Unaudited) - December
              31, 1999............................................        4

              Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended December 31, 1999 and 1998.......        5

              Notes to Consolidated Financial Statements
              (Unaudited) - Three Months Ended December 31, 1999
              and 1998............................................        6

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation...........................................       10

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds...........       17

     Item 6.  Exhibits and Reports on Form 8-K....................       17

SIGNATURES........................................................       18

                             AgroCan Corporation
                   Consolidated Statements of Income and
                      Comprehensive Income (Unaudited)
               Three Months ended December 31, 1999 and 1998


                                                        1999                 1999                   1998
                                               -----------------------------------------------------------------------
                                                         USD                  RMB                    RMB
NET SALES                                             1,276,241            10,592,800            20,163,522
COST OF SALES                                         1,060,911             8,805,562            17,930,506
                                               -----------------------------------------------------------------------

GROSS PROFIT                                            215,330             1,787,238             2,233,016

ADMINISTRATIVE AND GENERAL EXPENSES                    (125,967)           (1,045,523)             (519,139)
SELLING EXPENSES                                         (7,289)              (60,500)             (300,721)
                                               -----------------------------------------------------------------------

INCOME FROM OPERATIONS                                   82,074               681,215             1,413,156

OTHER INCOME (EXPENSE)
  Interest income                                         2,237                18,561                     -
  Amortization of loan fees                             (18,563)             (154,071)             (153,711)
                                               -----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               65,748               545,705             1,259,445

INCOME TAXES                                                147                 1,221                     -
                                               -----------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST                          65,601               544,484             1,259,445
MINORITY INTEREST                                         9,562                79,368               (49,456)

                                               -----------------------------------------------------------------------
NET INCOME                                               75,163               623,852             1,209,989

OTHER COMPREHENSIVE INCOME
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                 (239)               (1,983)                    -

                                               -----------------------------------------------------------------------
COMPREHENSIVE INCOME                                     74,924               621,869             1,209,989
                                               -----------------------------------------------------------------------
                                               -----------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                    BASIC             2,170,646             2,170,646             2,067,648
                                   DILUTED            2,512,361             2,512,361             2,391,998

EARNINGS PER SHARE
                                    BASIC                  0.03                  0.29                  0.59
                                               -----------------------------------------------------------------------
                                               -----------------------------------------------------------------------
                                   DILUTED                 0.03                  0.25                  0.51
                                               -----------------------------------------------------------------------
                                               -----------------------------------------------------------------------


                          See accompanying notes to
                     consolidated financial statements.

                             AgroCan Corporation
                   Consolidated Balance Sheet (Unaudited)
                              December 31, 1999


                                                               USD                 RMB
                                                     -----------------------------------------------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                   186,830           1,550,685
  Accounts receivable - net                                 2,814,324          23,358,889
  Inventories                                                 495,777           4,114,952
  Deposits and other current assets                           196,878           1,634,089
  Amount due from related parties                             174,175           1,445,656
                                                       ------------------------------------
  TOTAL CURRENT ASSETS                                      3,867,984          32,104,271

PROPERTY, PLANT AND EQUIPMENT - NET                           765,198           6,351,140
CONSTRUCTION IN PROGRESS                                        2,530              21,000
DEFERRED COSTS                                                132,856           1,102,707
                                                       ------------------------------------
  TOTAL ASSETS                                              4,768,568          39,579,118
                                                       ------------------------------------
                                                       ------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Short-term bank loan                                        45,904             381,000
   Accounts payable                                         1,085,845           9,012,512
   Other payables and accruals                                741,651           6,155,706
   Amounts due to related parties                             300,074           2,490,614
   Income tax payable                                          79,043             656,060
                                                       ------------------------------------
   TOTAL CURRENT LIABILITIES                                2,252,517          18,695,892

MINORITY INTEREST                                             123,378           1,024,043

SHAREHOLDERS' EQUITY

Preferred stock, par value $ 0.0001 per share,
authorized 10,000,000 shares; none issued
Common stock, par value $0.0001 per share,
authorized 25,000,000 shares; issued and
outstanding - 2,172,460 shares                                    217               1,800
Capital in excess of par value                              1,053,921           8,747,544
Stock options and warrants                                    288,030           2,390,648
Retained earnings  - Unappropriated                         1,013,237           8,409,866
                   - Appropriated                              35,222             292,344
Accumulated other comprehensive income                          2,046              16,981
                                                       ------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                  2,392,673          19,859,183
                                                       ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  4,768,568          39,579,118
                                                       ------------------------------------
                                                       ------------------------------------


                           See accompanying notes to
                      consolidated financial statements.

                             AgroCan Corporation
               Consolidated Statements of Cash Flows (Unaudited)
                 Three Months Ended December 31, 1999 and 1998


                                                                               1999                  1999               1998
                                                                          ------------------------------------------------------
                                                                               USD                    RMB                RMB
OPERATING ACTIVITIES
Net income                                                                       75,163             623,852           1,209,989
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Amortization of deferred costs                                                 22,083             183,276             173,557
  Depreciation                                                                   18,070             149,983             124,200
  Minority interest in net income                                                (9,562)            (79,368)             49,456
  (Increase) decrease in-
    Accounts receivable                                                      (1,139,957)         (9,461,640)         16,685,460
    Other receivables, deposits and prepayments                                  40,931             339,731          (2,420,120)
    Inventories                                                                (364,696)         (3,026,974)        (10,007,531)
    Amounts due from related parties                                             42,956             356,537             740,679
  Increase (decrease) in-
    Accounts payable                                                            483,442           4,012,568          (9,085,197)
    Other payables and accruals                                                 473,142           3,927,077           4,048,564
                                                                           -----------------------------------------------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (358,428)         (2,974,958)          1,519,057
                                                                           -----------------------------------------------------


INVESTING ACTIVITIES
  Additions to property, plant and equipment                                    (21,828)           (181,172)         (1,476,829)
  Additions to construction in progress                                               -                   -            (487,460)
                                                                           -----------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                         (21,828)           (181,172)         (1,964,289)
                                                                           -----------------------------------------------------

FINANCING ACTIVITIES
  Short-term bank loan                                                           45,904             381,000
  Repayment of bank loan                                                        (85,338)           (700,000)                  -
  Proceeds from issuance of shares                                                    -                   -               1,822
                                                                           -----------------------------------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (38,434)           (319,000)              1,822
                                                                           -----------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (418,690)         (3,475,130)           (443,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  605,759           5,027,798           2,193,264
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (239)             (1,983)                  -
                                                                           -----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        186,830           1,550,685           1,749,854
                                                                           -----------------------------------------------------
                                                                           -----------------------------------------------------


                           See accompanying notes to
                      consolidated financial statements.

                               AgroCan Corporation
             Notes to Consolidated Financial Statements (Unaudited)
                  Three Months Ended December 31, 1999 and 1998

1.       Organization and Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements include the operations of AgroCan Corporation and its wholly-owned and majority-owned subsidiaries (the "Company"). All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB").

Business - The Company's operations are located in the People's Republic of China ("China" or the "PRC"), where the Company develops, produces and sells fertilizers and other products and technologies to enhance the agricultural output of China. The Company relies on a small number of customers located in the PRC for most of its sales. The Company also relies on a small number of suppliers located in the PRC for its raw material purchases.

Foreign Currency Translation - The functional currency of the Company's operations in the People's Republic of China ("PRC") is the RMB. The accounts of foreign operations are prepared in their local currency and translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or changed to the consolidated statement of operations.

The Company's share capital is denominated in USD and the reporting currency is the RMB.

Translation of amounts from RMB into the USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China at December 31, 1999 of US$1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or any other certain rate.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at

December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998, and the cash flows for the three months ended December 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

2.       Inventories

Inventories consisted of the following at December 31, 1999:

    Raw materials         3,218,369
    Finished goods          896,583
                          ---------
                          4,114,952
                          =========


3.       Bank Loans

During the fiscal year ended September 30, 1999, the Company arranged a short-term bank loan of RMB 700,000 to fund operations, which was repaid during the three months ended December 31, 1999. During the three months ended December 31, 1999, the Company arranged a new bank loan of RMB 381,000, which was outstanding at December 31, 1999.

4.       Shareholders' Equity

During the three months ended December 31, 1999, 2,000 shares of common stock were issued upon the exercise of 2,000 two-year common stock purchase warrants exercisable at $.10 per warrant.

5.       Income Taxes

The Company recognized income taxes of RMB 1,221 for the three months ended December 31, 1999. The Company did not recognize any income taxes for the three months ended December 31, 1998. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

6.       Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share. The basic and diluted weighted average common shares outstanding at December 31, 1999 and 1998 are presented below. At December 31, 1999, potentially dilutive securities representing 1,227,117 shares of common stock were outstanding, consisting of stock options and warrants exercisable at prices ranging from $0.10 per share (198,000 shares) to $1.50 per share (1,029,117 shares).

                                 Three Months Ended December 31,
                                 -------------------------------

                                 1999            1998
                                 ----            ----
Weighted average
  outstanding
  common shares
  for basic EPS                2,170,646        2,067,648

Add incremental
  common shares
  from assumed
  issuance of
  stock options
  and warrants                   341,715          324,350
                               ---------        ---------
Weighted average
  outstanding
  common shares
  used for
  diluted EPS                  2,512,361        2,391,998
                               =========        =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

AgroCan Corporation (the "Company") was incorporated on December 8, 1997 in the State of Delaware. Effective December 31, 1997, the Company issued 1,598,646 shares of common stock, which represented all of the capital stock outstanding at the completion of this transaction, to the shareholders of AgroCan (China) Inc., a corporation incorporated in the British Virgin Islands, in exchange for all of the capital stock of AgroCan (China) Inc. As of December 31, 1997, AgroCan (China) Inc. owned interests in three subsidiaries or joint ventures as follows: Jiangxi Jiali Chemical Industry Company Limited (100%), Jiangxi Fenglin Chemical Industry Company Limited (70%), and Guangxi Linmao Fertilizer Company Limited (100%), all of which were located in the People's Republic of China ("China" or the "PRC"). Prior to this transaction, the Company had no significant operations. This transaction was accounted for as a recapitalization of AgroCan (China) Inc., as the shareholders of AgroCan (China) Inc. acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of AgroCan (China) Inc. have been recorded at historical cost, and the shares of common stock issued by the Company have been reflected in the consolidated financial statements giving retroactive effect as if the Company had been the parent company from inception. The historical consolidated financial statements consist of the combined financial statements of AgroCan (China) Inc. and its subsidiaries from the dates of their respective formation or acquisition for all periods presented. All share and per share amounts presented herein have been adjusted to reflect the two for one stock split effective February 6, 1998.

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

Effective November 3, 1996, AgroCan (China) Inc. entered into a joint venture agreement with Fuzhou Grain and Oil Industry Corp., a state-owned enterprise in the PRC, for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Jiali Compound Fertilizer Company Limited. The Company had a 55% equity interest in the joint venture as of September 30, 1997. Effective April 5, 1998, the Company acquired the remaining 45% interest in the joint venture for RMB 724,873 and changed its name to Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). Jiangxi Jiali commenced operations on May 1, 1998, and became fully operational during the fiscal year ended September 30, 1998.

The Company's customers are all located in the PRC, and sales to such customers are generally on an open account basis. The Company relies on a small number of customers for most of its sales. With respect to sales to customers that accounted for 10% or more of total sales, during the three months ended December 31, 1999, two customers accounted for 89% of total sales, and during the three months ended December 31, 1998, three customers accounted for 62% of total sales. As of December 31, 1999, 40% of accounts receivable were generated by trade transactions with two significant customers, of which five customers accounted for 45% of the accounts receivable balance.

The Company has also relied on a small number of suppliers located in the PRC for its raw material purchases. With respect to purchases from suppliers that accounted for 10% or more of total purchases, during the three months ended December 31, 1999, two suppliers accounted for 93% of total purchases, and during the three months ended December 31, 1998, two suppliers accounted for 58% of total purchases. As of December 31, 1999, 91% of accounts payable were generated by trade transactions with such significant suppliers.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB"). The functional currency of the Company's PRC operations is the RMB. The accounts of foreign operations are prepared in their local currency and are translated into RMB using the applicable rate of exchange. The resulting transaction adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

Results of Operations:

Three Months Ended December 31, 1999 and 1998 -

Revenues. Revenues for the three months ended December 31, 1999 were RMB 10,592,800, as compared to revenues of RMB 20,163,522 for the three months ended December 31, 1998, a decrease of RMB 9,570,722 or 47.5%. The decrease in revenues in 1999 as compared to 1998 was a result of several factors, including an increase in selling prices and a reduction in sales to customers with low profit margins and/or weak credit ratings.

Gross Profit. Gross profit for the three months ended December 31, 1999 was RMB 1,787,238 or 16.9% of revenues, as compared to RMB 2,233,016 or 11.1% of revenues for the three months ended December 31, 1998, a decrease of RMB 445,778 or 20.0%. The gross profit margin increased in 1999 as compared to 1998 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenues.

Administrative and General Expenses. Administrative and general expenses for the three months ended December 31, 1999 were RMB 1,045,523 or 9.9% of revenues, as compared to RMB 519,139 or 2.6% of revenues for the three months ended December 31, 1998, an increase of RMB 526,384 or 101.4%. Administrative and general expenses, in particular salaries and related costs, increased in 1999 as compared to 1998 primarily as a result of increase in costs incurred to support and expand business operations, including costs related to office operations, salaries and travel, as well as the legal and professional fees associated with the operation of a public company.

Selling Expenses: Selling expenses for the three months ended December 31, 1999 were RMB 60,500 or .6% of revenues, as compared to RMB 300,721 or 1.5% of revenues for the three months ended December 3, 1998, a decrease of RMB 240,221 or 79.9%. Selling expenses decreased in 1999 as compared to 1998 as a result of a reduction in sales.

Other Income (Expense). The Company recorded amortization of loan fees of RMB 154,071 and RMB 153,711 for the three months ended December 31, 1999 and 1998, respectively.

The Company recognized interest income of RMB 18,561 for the three months ended December 31, 1999. The Company did not have any interest income during the three months ended December 31, 1998.

Income Taxes. The Company recognized income taxes of RMB 1,221 for the three months ended December 31, 1999. The Company did not recognize any income taxes for the three months ended December 31, 1998. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the three months ended December 31, 1999 and 1998, the Company recorded a minority interest of RMB 79,368 and RMB (49,456), respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

Net Income. Net income was RMB 623,852 for the three months ended December 31, 1999, as compared to net income of RMB 1,209,989 for the three months ended December 31, 1998.


Liquidity and Capital Resources - December 31, 1999:

Operating. For the three months ended December 31, 1999, the Company's operations utilized cash resources of RMB 2,974,958, as compared to generating cash resources of RMB 1,519,057 for the three months ended December 31, 1998. The Company's operations utilized cash resources in 1999 as compared to generating cash resources in 1998 primarily as a result of increases in accounts receivable and inventories. The increase in accounts receivable and inventories was supported in substantial part by increases to accounts payable and accrued liabilities. At December 31, 1999, cash and cash equivalents had decreased by RMB 3,475,130, to RMB 1,550,685, as compared to RMB 5,027,798 at September 30, 1998. As a result, the Company had working capital of RMB 13,408,379 at December 31, 1999, as compared to RMB 12,713,791 at September 30, 1998, resulting in current ratios of 1.72:1 and 2.15:1 at December 31, 1999 and September 30, 1999, respectively.

Accounts receivable increased by RMB 9,461,640, to RMB 23,358,889 at December 31, 1999, from RMB 13,897,249 at September 30, 1999. Accounts receivable increased during the three months ended December 31, 1999 as a result of extended credit terms offered to certain credit-worthy customers.

Inventories increased by RMB 3,026,974, to RMB 4,114,952 at December 31, 1999, from RMB 1,087,978 at September 30, 1999. Inventories increased during the three months ended December 31, 1999 in anticipation of the forthcoming selling season.

Accounts payable increased by RMB 4,012,568, to RMB 9,012,512 at

December 31, 1999, from RMB 4,999,944 at September 30, 1999. Accounts payable increased during the three months ended December 31, 1999 as a result of the increase in inventories.

Other payables and accruals increased by RMB 4,080,263, to RMB 6,155,706 at December 31, 1999, from RMB 2,075,443 at September 30, 1999. Other payables increased during the three months ended December 31, 1999 as a result of costs associated with the increase in inventories.

Investing. During the three months ended December 31, 1999, additions to property, plant and equipment aggregated RMB 181,172. During the three months ended December 31, 1998, additions to property, plant and equipment aggregated RMB 1,476,829, including additions to construction in progress of RMB 487,460.

The Company had no significant capital expenditure commitments outstanding at December 31, 1999.

Financing. During the fiscal year ended September 30, 1999, the Company arranged a short-term bank loan of RMB 700,000 to fund operations, which was repaid during the three months ended December 31, 1999. During the three months ended December 31, 1999, the Company arranged a new bank loan of RMB 381,000, which was outstanding at December 31, 1999.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  Sales of Equity Securities

         During the three months ended December 31, 1999, the Company issued 2,000 shares of common stock upon exercise of two-year common stock purchase warrants exercisable at $.10 per warrant. The shares of common stock were issued without registration in reliance upon the exemption afforded by
Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by exercising warrant holders.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits:

             27       Financial Data Schedule (electronic filing only)

    (b)      Reports on Form 8-K:

             Three Months Ended December 31, 1999 - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AGROCAN CORPORATION
                                       -------------------
                                           (Registrant)


Date:  February 16, 1999           By: /s/ LAWRENCE HON
                                       -----------------------
                                       Lawrence Hon
                                       President and Chief
                                       Executive Officer
                                       (Duly Authorized
                                       Officer)



Date:  February 16, 1999           By: /s/ DAVID CHEUNG
                                       -----------------------
                                       David Cheung
                                       Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)