Form 10QSB
period 2000-03-31
AGROCAN CORP
filed 2000-05-22
CIK 1069829

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, the Company had 2,197,460 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                               AGROCAN CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) - March 31, 2000 and September 30, 1999

              Consolidated Statements of Operations and Comprehensive Income
              (Loss) (Unaudited) - Three Months and Six Months Ended March 31, 2000 and 1999

              Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended March 31, 2000 and 1999

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                               AgroCan Corporation
                     Consolidated Balance Sheets (Unaudited)


                                                               September 30,
                                          March 31, 2000           1999
                                     -----------------------   -------------
                                         USD         RMB            RMB
ASSETS
Current assets:
  Cash and cash equivalents            473,431     3,929,476     5,027,798
  Accounts receivable, net           2,775,029    23,032,739    13,897,249
  Inventories (Note 2)                 717,585     5,955,955     1,087,978
  Deposits and other current assets    350,537     2,909,458     1,973,820
  Amounts due from related parties     139,878     1,160,987     1,802,193
                                     ---------    ----------    ----------
  Total current assets               4,456,460    36,988,615    23,789,038
                                     ---------    ----------    ----------

Property, plant and equipment, net     756,625     6,279,987     6,319,950

Construction in progress                 2,530        21,000        21,000

Deferred costs                         111,898       928,755     1,285,984
                                     ---------    ----------    ----------
  Total assets                       5,327,513    44,218,357    31,415,972
                                     =========    ==========    ==========

                               AgroCan Corporation
               Consolidated Balance Sheets (Unaudited) (continued)


                                                               September 30,
                                          March 31, 2000           1999
                                     -----------------------   -------------
                                         USD         RMB            RMB
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term bank loans (Note 3)        93,976       780,000       700,000
  Accounts payable                     684,109     5,678,106     4,999,944
  Other payables and accruals          413,315     3,430,517     2,075,443
  Amounts due to related parties       465,326     3,862,208     2,490,614
  Income tax payable                        31           255       655,850
  Advances from customers            1,150,896     9,552,436       153,396
                                     ---------    ----------    ----------
  Total current liabilities          2,807,653    23,303,522    11,075,247
                                     ---------    ----------    ----------

Minority interest                      117,422       974,603     1,103,411


Shareholders' equity (Note 4):
  Preferred stock, par value
    US$0.0001 per share;
    authorized - 10,000,000
    shares; issued - none
  Common stock, par value
    US$0.0001 per share;
    authorized - 25,000,000 shares;
    issued and outstanding - 2,197,460
    shares at March 31, 2000
    and 2,170,460 shares at
    September 30, 1999                     219         1,821         1,800
  Capital in excess of par           1,056,420     8,768,275     8,745,884
  Stock options and warrants           285,532     2,369,919     2,392,308
  Retained earnings
    - unappropriated                 1,020,279     8,468,313     7,806,456
    - appropriated                      37,682       312,761       271,902
  Accumulated other
    comprehensive income                 2,306        19,143        18,964
                                     ---------    ----------    ----------
  Total shareholders' equity         2,402,438    19,940,232    19,237,314
                                     ---------    ----------    ----------
  Total liabilities and
    shareholders' equity             5,327,513    44,218,357    31,415,972
                                     =========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                               AgroCan Corporation
                    Consolidated Statements of Operations and
                     Comprehensive Income (Loss) (Unaudited)


                                              Three Months Ended March 31,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                              USD         RMB          RMB
Sales                                      1,687,724   14,008,110    7,167,300
Sales return (Note 7)                                              (10,570,620)
                                           ---------   ----------   ----------
Net sales                                  1,687,724   14,008,110   (3,403,320)

Cost of sales (Note 7)                     1,344,958   11,163,154   (2,918,046)
                                           ---------   ----------   ----------
Gross profit (loss)                          342,766    2,844,956     (485,274)

Administrative and general expenses          272,155    2,258,888    1,342,983
Selling expenses                              65,120      540,496       37,318
                                           ---------   ----------   ----------
Income (loss) from operations                  5,491       45,572   (1,865,575)

Other income (expense):
  Interest income                              1,261       10,463       32,375
  Commission income                           30,253      251,100
  Amortization of loan fees                  (18,563)    (154,072)    (153,692)
                                           ---------   ----------    ---------
Income (loss) before income taxes             18,442      153,063   (1,986,892)

Income taxes (Note 5)                         14,896      123,636
                                           ---------   ----------    ---------
Income (loss) before minority interest         3,546       29,427   (1,986,892)

Minority interest                              5,956       49,439       94,665
                                           ---------   ----------    ---------
Net income (loss)                              9,502       78,866   (1,892,227)

Other comprehensive income (loss):
  Foreign currency translation adjustment        260        2,162
                                           ---------   ----------    ---------
Comprehensive income (loss)                    9,762       81,028   (1,892,227)
                                           =========   ==========    =========

Net income (loss) per common share
  (Note 6):
    Basic                                       -             .04         (.91)
                                           =========   ==========    =========
    Diluted                                     -             .03
                                           =========   ==========

Weighted average number of common shares
  outstanding:
    Basic                                  2,188,944    2,188,944    2,070,098
                                           =========    =========    =========
    Diluted                                2,505,659    2,505,659
                                           =========    =========


          See accompanying notes to consolidated financial statements.

                               AgroCan Corporation
                    Consolidated Statements of Operations and
                     Comprehensive Income (Loss) (Unaudited)


                                               Six Months Ended March 31,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                              USD         RMB          RMB
Sales                                      2,963,965   24,600,910   27,066,342
Sales return (Note 7)                                              (10,570,620)
                                           ---------   ----------   ----------
Net sales                                  2,963,965   24,600,910   16,495,722

Cost of sales (Note 7)                     2,405,869   19,968,717   15,012,460
                                           ---------   ----------   ----------
Gross profit (loss)                          558,096    4,632,193    1,483,262

Administrative and general expenses          398,122    3,304,411    1,862,123
Selling expenses                              72,409      600,996      263,403
                                           ---------   ----------   ----------
Income (loss) from operations                 87,565      726,786     (642,264)

Other income (expense):
  Interest income                              3,497       29,023       32,375
  Commission income                           30,253      251,100      264,480
  Amortization of loan fees                  (37,126)    (308,143)    (307,403)
                                           ---------   ----------    ---------
Income (loss) before income taxes             84,189      698,766     (652,812)

Income taxes (Note 5)                         15,043      124,857
                                           ---------   ----------    ---------
Income (loss) before minority interest        69,146      573,909     (652,812)

Minority interest                             15,519      128,808       45,209
                                           ---------   ----------    ---------
Net income (loss)                             84,665      702,717     (607,603)

Other comprehensive income (loss):
  Foreign currency translation adjustment         21          178
                                           ---------   ----------    ---------
Comprehensive income (loss)                   84,686      702,895     (607,603)
                                           =========   ==========    =========

Net income (loss) per common share
  (Note 6):
    Basic                                        .04          .32         (.29)
                                           =========   ==========    =========
    Diluted                                      .03          .28
                                           =========   ==========

Weighted average number of common shares
  outstanding:
    Basic                                  2,180,023    2,180,023    2,070,098
                                           =========    =========    =========
    Diluted                                2,496,738    2,496,738
                                           =========    =========


          See accompanying notes to consolidated financial statements.

                               AgroCan Corporation
                Consolidated Statements of Cash Flows (Unaudited)


                                               Six Months Ended March 31,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                              USD         RMB          RMB
Operating activities:
Net income (loss)                             84,665      702,717     (607,603)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Amortization of deferred costs              43,040      357,229      346,491
  Depreciation                                26,643      221,135      128,017
  Minority interest                          (15,519)    (128,808)     (45,209)
  Changes in operating assets and
    liabilities:
    (Increase) decrease in -
      Accounts receivable                 (1,100,661)  (9,135,490)  37,412,046
      Other receivables, deposits and
        prepayments                         (115,225)    (956,366)    (384,747)
      Inventories                           (586,503)  (4,867,977)  (3,018,590)
      Amounts due from related parties        77,254      641,206      740,679
    Increase (decrease) in -
      Accounts payable                        81,706      678,162  (36,647,030)
      Other payables and accruals             84,273      699,480    2,356,346
      Amounts due to related parties         165,252    1,371,594     (119,265)
      Advances from customers              1,132,414    9,399,040      587,450
                                           ---------   ----------   ----------
  Net cash provided by (used in)
    operating activities                    (122,661)  (1,018,078)     748,585
                                           ---------   ----------   ----------

Investing activities:
  Additions to property, plant and
    equipment                                (21,828)    (181,172)    (178,300)
                                           ---------   ----------   ----------
  Net cash used in investing activities      (21,828)    (181,172)    (178,300)
                                           ---------   ----------   ----------

Financing activities:
  Proceeds from short-term bank loan          93,976      780,000      699,180
  Repayment of short-term bank loan          (84,337)    (700,000)
  Proceeds from issuance of common stock       2,500       20,750
                                           ---------   ----------   ----------
  Net cash provided by financing
    activities                                12,139      100,750      699,180
                                           ---------   ----------   ----------
Cash and cash equivalents:
  Net increase (decrease)                   (132,350)  (1,098,500)   1,269,465
  Effect of exchange rate changes on cash         22          178
  At beginning of period                     605,759    5,027,798    2,193,264
                                           ---------   ----------   ----------
  At end of period                           473,431    3,929,476    3,462,729
                                           =========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                               AgroCan Corporation
             Notes to Consolidated Financial Statements (Unaudited)
                    Six Months Ended March 31, 2000 and 1999


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

Foreign Currency Translation - The functional currency of the Company's operations in the People's Republic of China ("PRC") is the RMB. The accounts of foreign operations are prepared in their local currency and translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statement of operations.

The Company's share capital is denominated in USD and the reporting currency is the RMB.

Translation of amounts from RMB into the USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China at March 31, 2000 of US$1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or any other certain rate.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three months and six months ended March 31, 2000 and 1999, and the cash flows for the six months ended March 31, 2000 and 1999. The consolidated balance sheet as of September 30, 1999 is derived from the Company's audited financial statements.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.


2.     Inventories

Inventories consisted of the following at March 31, 2000 and September 30, 1999:


                        March 31, 2000      September 30, 1999
                   ---------------------    ------------------
                     USD          RMB               RMB

Raw materials      477,357     3,962,059          731,196
Finished goods     240,228     1,993,896          356,782
                   -------     ---------        ---------
                   717,585     5,955,955        1,087,978
                   =======     =========        =========

3.       Short-Term Bank Loans

During the fiscal year ended September 30, 1999, the Company arranged a short-term bank loan of RMB 700,000 to fund operations, which was repaid during the six months ended March 31, 2000. During the six months ended March 31, 2000, the Company arranged a new short-term bank loan of RMB 780,000, which was outstanding at March 31, 2000.


4.       Shareholders' Equity

During the three months and six months ended March 31, 2000, 25,000 shares and 27,000 shares of common stock were issued, respectively, as a result of an equivalent number of two-year common stock purchase warrants being exercised at $.10 per warrant.


5.       Income Taxes

The Company recognized income taxes of RMB 123,636 and RMB 124,857 for the three months and six months ended March 31, 2000. The Company did not recognize any income taxes for the three months and six months ended March 31, 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.


6.       Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share. Basic and diluted weighted average common shares outstanding at March 31, 2000 and 1999, as applicable, are presented below. At March 31, 2000, potentially dilutive securities representing 1,202,117 shares of common stock were outstanding, consisting of stock options and warrants exercisable at prices ranging from $0.10 per share (173,000 shares) to $1.50 per share (1,029,117 shares).


                             Three Months Ended March 31,
                             ----------------------------

                                 2000            1999
                                 ----            ----
Weighted average
  outstanding
  common shares
  for basic EPS                2,188,944       2,070,098
                                               =========
Add incremental
  common shares
  from assumed
  issuance of
  stock options
  and warrants                   316,715
                               ---------
Weighted average
  outstanding
  common shares
  used for
  diluted EPS                  2,505,659
                               =========


                              Six Months Ended March 31,
                              --------------------------

                                 2000            1999
                                 ----            ----
Weighted average
  outstanding
  common shares
  for basic EPS                2,180,023       2,070,098
                                               =========
Add incremental
  common shares
  from assumed
  issuance of
  stock options
  and warrants                   316,715
                               ---------
Weighted average
  outstanding
  common shares
  used for
  diluted EPS                  2,496,738
                               =========

7.  Sales Return

During the three months ended March 31, 1999, the Company recorded a sales return of RMB 10,570,620 for product previously sold to a customer that was returned to the Company for repackaging during March 1999, which has been reflected in the accompanying financial statements as a reduction to sales for the three months ended March 31, 1999. The product was repackaged and delivered to the customer in April 1999, at which time the Company reissued an invoice to the customer for the full amount.


8.  Segment and Geographic Information; Major Customers and
    Suppliers

The Company's customers are all located in the PRC, and sales to such customers are generally on an open account basis. The Company relies on a small number of customers for most of its sales. With respect to sales to customers that accounted for 10% or more of total sales, during the three months ended March 31, 2000, three customers accounted for 80% of total sales, and during the three months ended March 31, 1999, three customers accounted for 71% of total sales; during the six months ended March 31, 2000, three customers accounted for 86% of total sales, and during the three months ended March 31, 1999, three customers accounted for 50% of total sales. As of March 31, 2000, 62% of accounts receivable were generated by trade transactions with two significant customers, of which two customers accounted for 64% of the accounts receivable balance.

The Company has also relied on a small number of suppliers located in the PRC for its raw material purchases. With respect to purchases from suppliers that accounted for 10% or more of total purchases, during the three months ended March 31, 2000, two suppliers accounted for 94% of total purchases, and during the three months ended March 31, 1999, two suppliers accounted for 58% of total purchases; during the six months ended March 31, 2000, two suppliers accounted for 93% of total purchases, and during the six months ended March 31, 1999, two suppliers accounted for 58% of total purchases. As of March 31, 2000, 90% of accounts payable were generated by trade transactions with such significant suppliers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

The Company's customers are all located in the PRC, and sales to such customers are generally on an open account basis. The Company relies on a small number of customers for most of its sales. With respect to sales to customers that accounted for 10% or more of total sales, during the three months ended March 31, 2000, three customers accounted for 80% of total sales, and during the three months ended March 31, 1999, three customers accounted for 71% of total sales; during the six months ended March 31, 2000, three customers accounted for 86% of total sales, and during the three months ended March 31, 1999, three customers accounted for 50% of total sales. As of March 31, 2000, 62% of accounts receivable were generated by trade transactions with two significant customers, of which two customers accounted for 64% of the accounts receivable balance.

The Company has also relied on a small number of suppliers located in the PRC for its raw material purchases. With respect to purchases from suppliers that accounted for 10% or more of total purchases, during the three months ended March 31, 2000, two suppliers accounted for 94% of total purchases, and during the three months ended March 31, 1999, two suppliers accounted for 58% of total purchases; during the six months ended March 31, 2000, two suppliers accounted for 93% of total purchases, and during the six months ended March 31, 1999, two suppliers accounted for 58% of total purchases. As of March 31, 2000, 90% of accounts payable were generated by trade transactions with such significant suppliers.

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


Consolidated Results of Operations:

Three Months Ended March 31, 2000 and 1999:

Sales. Excluding the effect of a sales return of RMB 10,570,620 during the three months ended March 31, 1999, sales for the three months ended March 31, 2000 were RMB 14,008,110, as compared to sales of RMB 7,167,300 for the three months ended March 31, 1999, an increase of RMB 6,840,810 or 95.4%. The increase in sales in 2000 as compared to 1999 was a result of higher demand resulting in part from the addition of new customers.

During the three months ended March 31, 1999, the Company recorded a sales return of RMB 10,570,620 for product previously sold to a customer that was returned to the Company for repackaging during March 1999, which has been reflected in the accompanying financial statements as a reduction to sales for the three months ended March 31, 1999. The product was repackaged and delivered to the customer in April 1999, at which time the Company reissued an invoice to the customer for the full amount.

Gross Profit. Gross profit for the three months ended March 31, 2000 was RMB 2,844,956 or 20.3% of sales. The Company had a negative gross margin for the three months ended March 31, 1999 as a result of the sales return of RMB 10,570,620 during such period.

Administrative and General Expenses. Administrative and general expenses for the three months ended March 31, 2000 were RMB 2,258,888 or 16.1% of sales, as compared to RMB 1,342,983 or 18.7% of sales for the three months ended March 31, 1999, an increase of RMB 915,905 or 68.2%. Administrative and general expenses, in particular salaries and related costs, increased in 1999 as compared to 1998 primarily as a result of increase in costs incurred to support and expand business operations, including costs related to office operations, salaries and travel, as well as the legal and professional fees associated with the operation of a public company.

Selling Expenses: Selling expenses for the three months ended March 31, 2000 were RMB 540,496 or 3.9% of sales, as compared to RMB 37,318 or .5% of sales for the three months ended March 31, 1999, an increase of RMB 503,178 or 1,348.4%. Selling expenses increased in 2000 as compared to 1999 as a result of the Company's efforts to broaden its customer base and thereby reduce its reliance on sales to a small number of customers. In that regard, the Company incurred increased selling costs to support expanded marketing and selling efforts, including office operations, salaries and travel, as well as product promotion costs.

Income (Loss) from Operations. Income from operations was RMB 45,572 for the three months ended March 31, 2000, as compared to a loss from operations of RMB 1,865,575 for the three months ended March 31, 1999.

Other Income (Expense). The Company recorded amortization of loan fees of RMB 154,072 and RMB 153,692 for the three months ended March 31, 2000 and 1999, respectively.

The Company had interest income of RMB 10,463 and RMB 32,375 for the three months ended March 31, 2000 and 1999, respectively.

The Company recorded commission income of RMB 251,100 for the three months ended March 31, 2000. The Company did not have any commission income for the three months ended March 31, 1999.

Income Taxes. The Company recognized income taxes of RMB 123,636 for the three months ended March 31, 2000. The Company did not recognize any income taxes for the three months ended March 31, 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the three months ended March 31, 2000 and 1999, the Company recorded a minority interest of RMB 49,439 and RMB 94,665, respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

Net Income (Loss). Net income was RMB 81,028 for the three months ended March 31, 2000, as compared to a net loss of RMB 1,892,227 for the three months ended March 31, 1999.


Six Months Ended March 31, 2000 and 1999:

Sales. Excluding the effect of a sales return of RMB 10,570,620 during the six months ended March 31, 2000, sales for the six months ended March 31, 2000 were RMB 24,600,910, as compared to sales of RMB 27,066,342 for the six months ended March 31, 1999, a decrease of RMB 2,465,432 or 9.1%. The decrease in sales in 2000 as compared to 1999 was a result of several factors, including an increase in selling prices and a reduction in sales to customers with low profit margins and/or weak credit ratings.

During the six months ended March 31, 1999, the Company recorded a sales return of RMB 10,570,620 for product previously sold to a customer that was returned to the Company for repackaging during March 1999, which has been reflected in the accompanying financial statements as a reduction to sales for the six months ended March 31, 1999. The product was repackaged and delivered to the customer in April 1999, at which time the Company reissued an invoice to the customer for the full amount.

Gross Profit. Gross profit for the six months ended March 31, 2000 was RMB 4,632,193 or 18.8% of sales. Gross profit for the six months ended March 31, 1999 was effected by the sales return of RMB 10,570,620 during such period.

Administrative and General Expenses. Administrative and general expenses for the six months ended March 31, 2000 were RMB 3,304,411 or 13.4% of sales, as compared to RMB 1,862,123 or 6.9% of sales for the six months ended March 31, 1999, an increase of RMB 1,442,288 or 77.5%. Administrative and general expenses, in particular salaries and related costs, increased in 1999 as compared to 1998 primarily as a result of increase in costs incurred to support and expand business operations, including costs related to office operations, salaries and travel, as well as the legal and professional fees associated with the operation of a public company.

Selling Expenses: Selling expenses for the six months ended March 31, 2000 were RMB 600,996 or 2.4% of sales, as compared to RMB 263,403 or 1.0% of sales for the six months ended March 31, 1999, an increase of RMB 337,593 or 128.2%. Selling expenses increased in 2000 as compared to 1999 as a result of the Company's efforts to broaden its customer base and thereby reduce its reliance on sales to a small number of customers. In that regard, the Company incurred increased selling costs to support expanded marketing and selling efforts, including office operations, salaries and travel, as well as product promotion costs.

Income (Loss) from Operations. Income from operations was RMB 726,786 for the six months ended March 31, 2000, as compared to a loss from operations of RMB 642,264 for the six months ended March 31, 1999.

Other Income (Expense). The Company recorded amortization of loan fees of RMB 308,143 and RMB 307,403 for the six months ended March 31, 2000 and 1999, respectively.

The Company had interest income of RMB 29,023 and RMB 32,375 for the three months ended March 31, 2000 and 1999, respectively.

The Company recorded commission income of RMB 251,100 for the six months ended March 31, 2000, as compared to RMB 264,480 for the six months ended March 31, 1999.

Income Taxes. The Company recognized income taxes of RMB 124,857 for the six months ended March 31, 2000. The Company did not recognize any income taxes for the six months ended March 31, 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the six months ended March 31, 2000 and 1999, the Company recorded a minority interest of RMB 128,808 and RMB 45,209, respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

Net Income (Loss). Net income was RMB 702,717 for the six months ended March 31, 2000, as compared to a net loss of RMB 607,603 for the six months ended March 31, 1999.


Consolidated Financial Condition - March 31, 2000:

Liquidity and Capital Resources:

Operating. For the six months ended March 31, 2000, the Company's operations utilized cash resources of RMB 1,018,078, as compared to generating cash resources of RMB 748,585 for the six months ended March 31, 1999. The Company's operations utilized cash resources in 2000 as compared to generating cash resources in 1999 primarily as a result of increases in accounts receivable and inventories. The increase in accounts receivable and inventories was financed in substantial part by advances from customers and amounts due from related parties. At March 31, 2000, cash and cash equivalents had decreased by RMB 1,098,322, to RMB 3,929,476, as compared to RMB 5,027,798 at September 30, 1998.
The Company had working capital of RMB 13,685,093 at March 31, 2000, as compared to RMB 12,713,791 at September 30, 1998, resulting in current ratios of 1.59:1 and 2.15:1 at March 31, 2000 and September 30, 1999, respectively.

Accounts receivable increased by RMB 9,135,490, to RMB 23,032,739 at March 31, 2000, from RMB 13,897,249 at September 30, 1999. Accounts receivable increased during the six months ended March 31, 2000 as a result of extended credit terms offered to certain credit-worthy customers.

Inventories increased by RMB 4,867,977, to RMB 5,955,955 at March 31, 2000, from RMB 1,087,978 at September 30, 1999. Inventories increased during the six months ended March 31, 2000 in anticipation of the forthcoming selling season.

Advances from customers increased by RMB 9,399,040, to RMB 9,552,436 at March 31, 2000, from RMB 153,396 at September 30, 1999.

Investing. During the six months ended March 31, 2000 and 1999, additions to property, plant and equipment aggregated RMB 181,172 and RMB 178,300, respectively.

The Company had no significant capital expenditure commitments outstanding at March 31, 2000.

Financing. During the fiscal year ended September 30, 1999, the Company arranged a short-term bank loan of RMB 700,000 to fund operations, which was repaid during the six months ended March 31, 2000. During the six months ended March 31, 2000, the Company arranged a new short-term bank loan of RMB 381,000, which was outstanding at March 31, 2000.

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


Year 2000 Issue:

As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not significant.

Since the date rollover on January 1, 2000, the Company has not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Company with respect to the Year 2000 Issue continued to be the ability of third parties to provide goods and services in a timely and accurate manner, the Company has not experienced any such disruption to date. The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Company.


New Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those item as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (c)  Sales of Equity Securities

         During the three months and six months ended March 31, 2000, the Company issued 25,000 shares and 27,000 shares of common stock, respectively, as a result of an equivalent number of two-year common stock purchase warrants being exercised at $.10 per warrant. The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by exercising warrant holders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27    Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K:

         Three Months Ended March 31, 2000 - None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AGROCAN CORPORATION
                                       -------------------
                                           (Registrant)



Date:  May 19, 2000                By: /s/ LAWRENCE HON
                                      ----------------------
                                       Lawrence Hon
                                       President and Chief
                                       Executive Officer
                                       (Duly Authorized
                                       Officer)





Date:  May 19, 2000                By: /s/ DAVID CHEUNG
                                      ----------------------
                                       David Cheung
                                       Chief Financial Officer
                                       (Principal Financial
                                       and Accounting Officer)