Form 10QSB
period 2000-06-30
AGROCAN CORP
filed 2000-08-11
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                               011-852-2519-3933
                           --------------------------
                          (Issuer's telephone number)

                                 Not applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, the Company had 2,197,460 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format: Yes [ ] No [X] Documents incorporated by reference: None.



--------------------------------------------------------------------------------

                              AGROCAN  CORPORATION

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

              Consolidated  Balance  Sheets  (Unaudited)  -  June  30,  2000

              Consolidated Statements of Operations and Comprehensive Income (Unaudited) - Three Months and Six Months Ended June
              30,  2000  and  1999

              Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2000 and 1999

              Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 2000 and 1999

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation


PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES



--------------------------------------------------------------------------------

                              AgroCan Corporation
                    Consolidated Balance Sheets (Unaudited)
                                June 30, 2000

                                                    USD         RMB
ASSETS
CURRENT ASSETS
Cash and cash equivalents                     $    126,676   1,051,412
Accounts receivable - net                        4,264,473  35,395,128
Inventories                                        619,251   5,139,784
Deposits and other current assets                  391,883   3,252,621
Amount due from related parties                     80,118     664,983
                                                ----------  ----------
TOTAL CURRENT ASSETS                             5,482,401  45,503,928

PROPERTY, PLANT AND EQUIPMENT - NET                748,604   6,213,413
CONSTRUCTION IN PROGRESS                             3,523      29,242
DEFERRED COSTS                                      91,000     755,298
                                                ----------  ----------
TOTAL ASSETS                                  $  6,325,528  52,501,881
                                                ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loan                          $    120,482   1,000,000
Accounts payable                                 2,224,557  18,463,823
Other payables and accruals                        405,621   3,366,666
Deposits received                                  372,479   3,091,574
Amounts due to related parties                     477,849   3,966,146
Tax payable                                         46,565     386,485
                                                ----------  ----------
TOTAL CURRENT LIABILITIES                        3,647,553  30,274,694

MINORITY INTEREST                                  130,836   1,085,937

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share,
authorized 10,000,000 shares; none issued
Common stock, par value $0.0001 per share,
authorized 25,000,000 shares; issued and
outstanding 2,197,460 shares at June 30, 2000          219       1,821
Capital in excess of par value                   1,056,420   8,768,275
Stock options and warrants                         285,532   2,369,919
Retained earnings  - Unappropriated              1,158,321   9,614,066
         - Appropriated                             43,800     363,542
Accumulated other comprehensive income               2,847      23,627
                                                ----------  ----------
TOTAL SHAREHOLDERS' EQUITY                       2,547,139  21,141,250

                                                ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  6,325,528  52,501,881
                                                ==========  ==========


See  notes  to  consolidated  financial  statements


--------------------------------------------------------------------------------

                                     AgroCan  Corporation
                         Consolidated  Statements  of  Operations  and
                               Comprehensive  Income  (Unaudited)
                                   Nine months ended June  30

                                                2000         2000         1999
                                                 USD          RMB          RMB

NET SALES                                 $   4,763,361   39,535,894   34,397,695
COST OF SALES                                 3,832,946   31,813,448   29,737,496
                                             -----------  -----------  -----------
GROSS PROFIT                                    930,415    7,722,446    4,660,199

ADMINISTRATIVE AND GENERAL EXPENSES            (491,051)  (4,075,725)  (2,072,969)
SELLING EXPENSES                               (141,243)  (1,172,317)    (477,238)

                                             -----------  -----------  -----------
INCOME FROM OPERATIONS                          298,121    2,474,404    2,109,992

OTHER INCOME (EXPENSE)
Commission income                                30,253      251,100      264,480
Interest income                                   3,920       32,537       35,198
Amortization of loan fees                       (55,688)    (462,210)    (461,105)

                                             -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                      276,606    2,295,831    1,948,565

INCOME TAXES                                    (60,926)    (505,692)           -

                                             -----------  -----------  -----------
INCOME BEFORE MINORITY INTEREST                 215,680    1,790,139    1,948,565
MINORITY INTEREST                                 2,105       17,474       16,485

                                             -----------  -----------  -----------
NET INCOME                                      217,785    1,807,613    1,965,050

OTHER COMPREHENSIVE INCOME
  FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS                                       562        4,663      133,457

                                             -----------  -----------  -----------
COMPREHENSIVE INCOME                      $     218,346    1,812,276    2,098,507
                                             ===========  ===========  ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING
            BASIC                             2,185,814    2,185,814    1,930,143
            DILUTED                           2,502,529    2,502,529    3,007,560
  EARNINGS PER SHARE
            BASIC                         $        0.10         0.83         1.02
                                             ===========  ===========  ===========
            DILUTED                       $        0.09         0.72         0.65
                                             ===========  ===========  ===========

See  notes  to  consolidated  financial
statements


----------------------------------------------------------------------------------

                                    AgroCan Corporation
                         Consolidated Statements of Operations and
                             Comprehensive Income (Unaudited)
                                Three months ended June 30

                                                     2000             2000         1999
                                                     USD               RMB         RMB

NET SALES                                          $   1,799,396   14,934,984   9,294,913
COST OF SALES                                          1,427,076   11,844,731   7,851,642
                                                      -----------  -----------  ----------
GROSS PROFIT                                             372,320    3,090,253   1,443,270

ADMINISTRATIVE AND GENERAL EXPENSES                      (92,929)    (771,314)   (403,211)
SELLING EXPENSES                                         (68,834)    (571,321)   (209,856)

                                                      -----------  -----------  ----------
INCOME FROM OPERATIONS                                   210,557    1,747,618     830,203

OTHER INCOME (EXPENSE)
Commission income                                              -            -           -
Interest income                                              423        3,514      35,198
Amortization of loan fees                                (18,562)    (154,067)   (153,710)

                                                      -----------  -----------  ----------
INCOME BEFORE INCOME TAXES                               192,418    1,597,065     711,691

INCOME TAXES                                             (45,884)    (380,835)           -

INCOME BEFORE MINORITY INTEREST                          146,534    1,216,230     711,691
MINORITY INTEREST                                        (13,414)    (111,334)    (17,396)

                                                      -----------  -----------  ----------
NET INCOME                                               133,120    1,104,896     694,295

OTHER COMPREHENSIVE INCOME
    FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS                                                540        4,485     133,457

                                                      -----------  -----------  ----------
COMPREHENSIVE INCOME                               $     133,660    1,109,381     827,752
                                                      ===========  ===========  ==========

    WEIGHTED AVERAGE SHARES
  OUTSTANDING
             BASIC                                     2,197,460    2,197,460   1,911,669
           DILUTED                                     2,514,175    2,514,175   3,069,086
  EARNINGS PER SHARE
             BASIC                                 $        0.06         0.50        0.36
                                                      ===========  ===========  ==========
           DILUTED                                 $        0.05         0.44        0.23
                                                      ===========  ===========  ==========

See  notes  to  consolidated  financial
statements


-----------------------------------------------------------------------------------------

                                             AgroCan Corporation
                              Consolidated Statements of Cash Flows (Unaudited)
                                          Nine months ended June 30

                                                                         2000         2000          1999
                                                                          USD          RMB           RMB

OPERATING ACTIVITIES
Net income                                                        $      217,785     1,807,613     1,965,050
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred costs                                           63,938       530,686       449,703
Depreciation                                                             35,026       290,719       233,430
Capital reserve transfer                                                  8,343        69,248             -
Minority interest in net income                                          (2,105)      (17,474)      (16,485)
(Increase) decrease in accounts receivable                           (2,590,106)  (21,497,879)   35,105,519
(Increase) decrease in other receivables, deposits and prepayments     (154,072)   (1,278,801)      441,986
Increase in inventories                                                (488,169)   (4,051,806)   (2,642,396)
(Increase) decrease in amounts due from related parties                 137,013     1,137,210      (245,924)
Increase (decrease) in accounts payable                               1,622,154    13,463,879   (36,078,171)
Increase in other payables and accruals                                 509,566     4,229,401     2,181,838
Increase (decrease) in amounts due to related parties                   177,775     1,475,532      (119,265)
Decrease in amounts tax payable                                         (32,454)     (269,365)            -
                                                                    ------------  ------------  ------------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIEs                    (495,306)   (4,111,037)    1,275,285
                                                                    ------------  ------------  ------------

Investing activities
Additions to property, plant and equipment                              (22,191)     (184,182)     (907,894)
Additions to construction in progress                                      (993)       (8,242)            -
                                                                    ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (23,184)     (192,424)     (907,894)
                                                                    ------------  ------------  ------------

FINANCING ACTIVITIES
Proceeds from short-term bank loan                                      214,458     1,780,000             -
Repayment of bank loan                                                 (178,313)   (1,480,000)            -
Proceeds from issuance of shares                                          2,700        22,412         3,229
                                                                    ------------  ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                38,845       322,412         3,229
                                                                    ------------  ------------  ------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                   (479,645)   (3,981,049)      370,620
CASH AND CASH EQUIVALENTS, BEGINNING                                    605,759     5,027,798     2,193,264
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     562         4,663       133,457
                                                                    ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, ENDING                                $      126,676     1,051,412     2,697,341
                                                                    ------------  ------------  ------------

See  notes  to  consolidated  financial statements


------------------------------------------------------------------------------------------------------------

                              AgroCan Corporation
              Notes to Consolidated Financial Statements (Unaudited)
                         Six Months Ended June 30, 2000


   1.     THE  INTERIM  FINANCIAL  STATEMENTS

          The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended September 30, 1999, have been omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the September 30, 1999 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full fiscal year.

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


   2.     INVENTORIES

          Inventories at June 30, 2000 are comprised of the following:

          Raw  materials                  3,056,263
          Finished  goods                 2,083,521
                                         ----------
                                          5,139,784
                                         ==========

   3.     Short-Term  Bank  Loans

          During the six months ended March 31, 2000, the Company arranged a short-term bank loan of RMB 780,000 to fund operations, which was repaid during the nine months ended June 30, 2000. During the nine months ended June 30, 2000, the Company arranged a new short-term loan of RMB 1,000,000, which was outstanding at June 30, 2000.


   4.     SHAREHOLDERS'  EQUITY

          During the nine months ended June 30, 2000, 27,000 shares of common stock were issued pursuant to exercise of outstanding warrants at $0.10 per share.



--------------------------------------------------------------------------------

   5.     INCOME  TAXES:

          During the nine months ended June 30, 2000, the Company's subsidiaries incurred income taxes of RMB 505,692. The Company did not recognize any income taxes for the nine months ended June 30, 2000. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effective rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.


   6.     EARNINGS  PER  SHARE:

          Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.



--------------------------------------------------------------------------------

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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


--------------------------------------------------------------------------------

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

The Company's customers are all located in the PRC, and sales to such customers are generally on an open account basis. The Company relies on a small number of customers for most of its sales. With respect to sales to customers that accounted for 10% or more of total sales, during the three months ended June 30, 2000, two customers accounted for 60% of total sales, and during the three months ended June 30, 1999, three customers accounted for 67% of total sales; during the nine months ended June 30, 2000, two customers accounted for 47% of total sales, and during the nine months ended June 30, 1999, three customers accounted for 67% of total sales. As of June 30, 2000, 53% of accounts receivable were generated by trade transactions with two significant customers.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB"). The functional currency of the Company's PRC operations is the RMB. The accounts of foreign operations are prepared in their local currency and are translated into RMB using the applicable rate of exchange. The resulting transaction adjustments are included in comprehensive income. Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.


--------------------------------------------------------------------------------

Consolidated  Results  of  Operations:

Three  Months  Ended  June  30,  2000  and  1999:

Sales. The sales for the three months ended June 30, 2000 were RMB 14,934,984, as compared to sales of RMB 9,294,913 for the three months ended June 30, 1999, an increase of RMB 5,640,071 or 60.7%. The increase in sales in 2000 as compared to 1999 was a result of higher demand resulting in part from the addition of new customers.

Gross Profit. Gross profit for the three months ended June 30, 2000 was RMB 3,090,253 or 20.7% of sales. The Company had a gross profit margin for the three months ended June 30, 1999 of RMB 1,443,270 or 15.5% of sales during such period. The gross profit margin increased as a result of the Company raising prices on selective products to obtain higher margins.

Administrative and General Expenses. Administrative and general expenses for the three months ended June 30, 2000 were RMB 771,314, as compared to RMB 403,211 for the three months ended June 30, 1999, an increase of RMB 368,103. Administrative and general expenses increased in 2000 as compared to 1999 primarily as a result of increase in transportation and office expenses.

Selling Expenses: Selling expenses for the three months ended June 30, 2000 were RMB 571,321, as compared to RMB 209,856 for the three months ended June 30, 1999, an increase of RMB 361,465.

Selling expenses increased in 2000 as compared to 1999 as a result of the Company's efforts to broaden its customer base and thereby reduce its reliance on sales to a small number of customers. In that regard, the Company incurred increased selling costs to support expanded marketing and selling efforts, including salaries, travel, as well as product advertising costs.

Income from Operations. Income from operations was RMB 1,747,618 for the three months ended June 30, 2000, as compared to income from operations of RMB 830,203 for the three months ended June 30, 1999.

Other Income (Expense). The Company recorded amortization of loan fees of RMB 154,067 and RMB 153,710 for the three months ended June 30, 2000 and 1999, respectively.

The Company had interest income of RMB 3,514 and RMB 35,198 for the three months ended June 30, 2000 and 1999, respectively.

Income Taxes. The Company recognized income taxes of RMB 380,835 for the three months ended June 30, 2000. The Company did not recognize any income taxes for the three months ended June 30, 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant


--------------------------------------------------------------------------------

PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the three months ended June 30, 2000 and 1999, the Company recorded a minority interest of RMB 111,334 and RMB 17,396, respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Income. Net income was RMB 1,104,896 for the three months ended June 30, 2000, as compared to a net income of RMB 694,295 for the three months ended June 30, 1999.


Nine  Months  Ended  June  30,  2000  and  1999:

Sales. Sales for the nine months ended June 30, 2000 were RMB 39,535,894, as compared to sales of RMB 34,397,695 for the nine months ended June 30, 1999, an increase of RMB 5,138,199 or 14.9%. The increase in sales in 2000 as compared to 1999 was a result of several factors, including an increase in demand from existing and new customers.

Gross Profit. Gross profit for the nine months ended June 30, 2000 was RMB 7,722,446 or 19.5% of sales. Gross profit for the nine months ended June 30, 1999 was RMB 4,660,199 or 13.5% of sales. The gross profit margin increased as a result of the Company raising its prices to focus on higher margin customers.

Administrative and General Expenses. Administrative and general expenses for the nine months ended June 30, 2000 were RMB 4,075,725, as compared to RMB 2,072,969 for the nine months ended June 30, 1999, an increase of RMB 2,002,756. Administrative and general expenses, in particular salaries and related costs, increased in 2000 as compared to 1999 primarily as a result of increase in costs incurred to support and expand business operations, including salaries, travel and the legal and professional fees associated with the operation of a public company.

Selling Expenses: Selling expenses for the nine months ended June 30, 2000 were RMB 1,172,317, as compared to RMB 477,238 for the nine months ended June 30, 1999, an increase of RMB 695,079.

Selling expenses increased in 2000 as compared to 1999 as a result of the Company's efforts to broaden its customer base and thereby reduce its reliance on sales to a small number of customers. In that regard, the Company incurred increased selling costs to support expanded marketing and selling efforts, including salaries, travel and product advertising costs.

Income from Operations. Income from operations was RMB 2,474,404 for the nine months ended June 30, 2000, as compared to income from operations of RMB 2,109,992 for the nine months ended June 30, 1999.

Other Income (Expense). The Company recorded amortization of loan fees of RMB 462,210 and RMB 461,105 for the nine months ended June 30, 2000 and 1999, respectively.


--------------------------------------------------------------------------------

The Company had commission income of RMB251,000 for the nine months ended June 30, 2000, as compared to RMB264,480 for the nine months ended June 30, 1999.

The Company had interest income of RMB 32,537 and RMB 35,198 for the nine months ended June 30, 2000 and 1999, respectively.

Income Taxes. The Company recognized income taxes of RMB 505,692 for the nine months ended June 30, 2000. The Company did not recognize any income taxes for the nine months ended June 30, 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the nine months ended June 30, 2000 and 1999, the Company recorded a minority interest of RMB 17,474 and RMB 16,485, respectively, to reflect the interest of the Company's 30% joint venture partner in the net loss incurredly Jiangxi Fenglin.

Net Income. Net income was RMB 1,807,613 for the nine months ended June 30, 2000, as compared to a net income of RMB 1,965,050 for the nine months ended June 30, 1999.


Consolidated  Financial  Condition  -  June  30,  2000:

Liquidity  and  Capital  Resources:

Operating. For the nine months ended June 30, 2000, the Company's operations utilized cash resources of RMB 4,111,037, as compared to generating cash resources of RMB 1,275,285 for the nine months ended June 30, 1999. The Company's operations utilized cash resources in 2000 as compared to generating cash resources in 1999 primarily as a result of increases in accounts receivable and inventories. The increase in accounts receivable and inventories was financed in substantial part by advances from customers. At June 30, 2000, cash and cash equivalents had decreased by RMB 3,976,386, to RMB 1,051,412, as compared to RMB 5,027,798 at September 30, 1999. The Company had working capital of RMB 15,229,234 at June 30, 2000, as compared to RMB 12,713,791 at September 30, 1999, resulting in current ratios of 1.5:1 and 2.15:1 at June 30, 2000 and September 30, 1999, respectively.

Accounts receivable increased by RMB 21,497,879, to RMB 35,395,128 at June 30, 2000, from RMB 13,897,249 at September 30, 1999. Accounts receivable increased during the nine months ended June 30, 2000 as a result of sales increase and extended credit terms offered to certain credit-worthy customers.

Inventories increased by RMB 4,051,806, to RMB 5,139,784 at June 30, 2000, from RMB 1,087,978 at September 30, 1999. Inventories increased during the nine months ended June 30, 2000 in anticipation of the forthcoming selling season during the summer.

Amount due to related parties increased by RMB 1,475,532, to RMB 3,966,146 at June 30, 2000, from RMB 2,490,614 at September 30, 1999. The increased amount represent loans from related companies which are non-interest bearing and with no repayment terms.

Investing. During the nine months ended June 30, 2000 and 1999, additions to property, plant and equipment aggregated RMB 184,182 and RMB 907,894, respectively.


--------------------------------------------------------------------------------

Construction in progess increased by RMB 8,242, to RMB 29,242 at June 30, 2000, from RMB 21,000 at September 30, 1999.

The Company had no significant capital expenditure commitments outstanding at June 30, 2000.

Financing. During the fiscal year ended September 30, 1999, the Company arranged short-term bank loans of RMB 700,000 to fund operations, which were repaid during the nine months ended June 30, 2000. During the nine months ended June 30, 2000, the Company arranged a new short-term bank loan of RMB 1,000,000, which was outstanding at June 30, 2000.

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


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION



ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

    (c)  Sales  of  Equity  Securities

         During the six months ended June 30, 2000, the Company issued 27,000 shares of common stock, as a result of an equivalent number of two-year common stock purchase warrants being exercised at $.10 per warrant. The shares of common stock were issued without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, based on certain representations made to the Company by exercising warrant holders.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)      Exhibits:

         27    Financial  Data  Schedule  (electronic  filing  only)

(b)      Reports  on  Form  8-K:

         Three  Months  Ended  June  30,  2000  -  None


--------------------------------------------------------------------------------

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AGROCAN CORPORATION
                              -------------------
                                  (Registrant)



Date:  August  [   ],  2000                By:  /s/  LAWRENCE  HON
                                               ----------------------
                                                     Lawrence Hon
                                                     President and Chief
                                                     Executive Officer
                                                     (Duly Authorized
                                                     Officer)





Date:  August  [   ],  2000                By:  /s/  DAVID  CHEUNG
                                                ----------------------
                                                     David Cheung
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                     and Accounting Officer)


--------------------------------------------------------------------------------