Form 10KSB
period 2000-09-30
AGROCAN CORP
filed 2001-01-16
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _____________  to  _____________

                        Commission file number:  0-25963

                               AGROCAN CORPORATION
               ---------------------------------------------------
              (Exact name of small business issuer in its charter)

               DELAWARE
    -------------------------------                   ----------------------
    (State of other jurisdiction of                     (I.R.S.  Employer
    incorporation  or  organization)                  Identification Number)

             CLI BUILDING, SUITE 1003, 313 HENNESSY ROAD, HONG KONG
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's  telephone  number,  including  area  code:  852-2723-0983

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 2000 were RMB 51,526,030.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of September 30, 2000 was $2,165,282.

The issuer had 2,334,970 shares of common stock issued and outstanding as of September 30, 2000.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                                     PART I.


ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

AgroCan Corporation, a Delaware corporation (the "Company"), owns all of the capital stock of AgroCan (China) Inc., a British Virgin Islands corporation ("AgroCan China"). AgroCan China owns three subsidiary companies (the "Subsidiaries") located in the People's Republic of China ("China" or the "PRC"), one of which is a Sino-Foreign Equity Joint Venture (the "Joint Venture"). Unless the context indicates otherwise, reference to the Company shall include the Subsidiaries.

AgroCan China was established in 1996 to take advantage of the growing demand for fertilizers and other products and technologies that enhance the agricultural output of China. As of December 31, 2000, the Company had established an annual production capacity of 125,000 metric tons ("MT") for compound fertilizers in two of the largest agricultural provinces of China, Guangxi and Jiangxi, and planned to enter markets in other provinces. The
Company is expanding its distribution channels, product lines and services in order to provide comprehensive solutions to niche markets of the agricultural sectors of China.

The  following  is  a  summary  description  of  the  Subsidiaries and the Joint
Venture:


NAME  OF       YEAR  OF    OWNERSHIP             CAPACITY PER     PRODUCT
SUBSIDIARY  ESTABLISHMENT  PERCENTAGE  LOCATION    YEAR (MT)    DESCRIPTION
----------  -------------  ----------  --------  ------------   -----------

Subsidiaries:

Guangxi         1996          100%     Nanning,     50,000      Compound
Linmao                                 Guangxi,                 fertilizers for
Fertilizer                             PRC                      eucalyptus,
Company                                                         citrus,  paddy
Limited                                                         rice, sugar cane
                                                                and  flowers


Jiangxi         1997          100%     Fuzhou,      50,000      Compound
Jiali                                  Jiangxi,                 fertilizers for
Chemical                               PRC                      citrus,  fruit
Industry                                                        trees,  paddy
Company                                                         rice,  tobacco
Limited                                                         and  flowers


Joint Venture:

Jiangxi         1996           70%     Nanchang,    25,000      Compound
Fenglin                                Jiangxi,                 fertilizers for
Chemical                               PRC                      aspen,  citrus,
Industry                                                        fruit  trees,
Company                                                         paddy  rice, oil
Limited                                                         vegetable  and
                                                                flowers

PRODUCTS

The Company produces various compound fertilizers. Compound fertilizers are the end product made from the combination of the three primary nutrients: nitrogen
(N), phosphate (P) and potassium (K), together with other elements, such as iron, zinc, copper and manganese. These elements are blended in different proportions and are made into pellets and packed into bags of 50 kilograms ("kg") each. Compound fertilizers are also commonly called NPK fertilizers. The Company's compound fertilizers are designed and formulated for the specific climate, soil and crop requirements of each individual market.

According to irrigated area consumption of fertilizer figures compiled by the State Statistical Bureau, People's Republic of China, and published in the China Statistical Yearbook (1998), compound fertilizers have become increasingly popular in China over the last 20 years. The Company believes this trend is because compound fertilizers can provide crops and plants with balanced nutrients and maintain the Ph values of the soil. The following is a list of the main compound fertilizers developed by the Company:

                  N-P-K RATIO               APPLICATIONS
                  -----------               ------------

                  15-6-9                    Paddy rice

                  8-18-10                   Wheat

                  14-6-10                   Cotton

                  12-9-9                    Corn

                  5-10-10                   Tobacco

                  12-8-10                   Sugar  cane

                  16-16-16                  General application

                  12-10-8                   Eucalyptus plantation

                  12-12-8                   Aspen plantation

                  10-7-8                    Fruit  tree


The Company's compound fertilizers are sold under the brand name "AgroCan Three Leaves" (see "Marketing and Distribution").

PRODUCTION

In order to maintain the consistency of quality and corporate image, the fertilizer plants are designed and built with standard production facilities. The Company's management and employees are trained to operate the plants in the same manner. Standard operation procedures have been devised. These procedures are based on the requirement of ISO 9000 standards. The ISO 9000 standards were developed by the International Organization for Standardization, a non-governmental organization with membership from 120 countries. The ISO is not part of the United Nations Organization, although it has strong links with nearly all bodies and specialized agencies of the United Nations family. The ISO 9000 standards represent an international consensus on good management practice. These standards give organizations guidelines on what constitutes an effective quality management system, which in turn can serve as a framework for continuous improvement. The standard procedures include:

     -  raw  material  storage  practices
     -  material feeding steps and speed of the production line
     -  fertilizer  blending  control
     -  production  capability  analysis  (Cpk)
     -  packing  and  weighting  of  finished  products
     -  storage  and  procurement

All of the Company's products are made from urea, phosphate, potash and other non-hazardous chemicals. The production process does not cause any chemical reaction. The Company does not incur any additional costs for compliance with environmental laws in China.

QUALITY  CONTROL

The quality and level of nutrient output can be obtained by blending different proportions of NPK input. Water and other necessary ingredients have a significant impact on output cost and quality. All plants operated by the Company are equipped with computer systems to assist in cost and quality control. Quality assurance (QA) and quality control (QC) are priorities for the Company. Continuous improvement in product quality is vital to enhancing competitiveness. The Company plans to establish and implement a comprehensive quality-upgrading program that will lead to ISO 9000 certification. The Company emphasizes the training of quality control personnel.

The laboratories of each plant are continually conducting research for better formulae to meet plant/crop requirements and at the same time to optimize material combinations. The laboratories are also responsible for testing output to ensure the appropriate level of quantity and quality.

SEASONS  AND  INVENTORY  CONTROL

There are two planting seasons (spring and fall) in China. Prices of fertilizers fluctuate between the two planting seasons. The prices of fertilizer increase during planting seasons and decrease during other periods. Companies generally obtain raw materials by signing purchase contracts at the end of the off-seasons when prices generally drop to the lowest level.

The Company's product mix allows sales of compound fertilizers with crop rotations in different months. However, the Company's sales revenues are lower in the off-season as a result of decreased sales volume and lower prices.

PRODUCT  DEVELOPMENT

The Company places considerable emphasis on the research and development of new products and technology. The Company benefits from its relationships with major national and local agricultural and soil research institutes in China, as well as the Ministry of Agriculture, State Petroleum and Chemical Bureau, and State Forestry Bureau. The Company regularly engages the various institutes to conduct discrete research projects and testing on its behalf. The Company's management regularly meets with the government ministry and bureaus to obtain information on national policies and statistics with regard to the fertilizer and agricultural industries and advises these governmental agencies of industry developments. The Company retains a group of leading engineers and scientists as consultants to support the research teams at each subsidiary. The Company has not applied for any patents, since it believes that patent protection is not available to protect the formulations of the Company's products since the ratios and proportion of the different materials change in accordance with soil, plant, season and weather conditions.

MARKETING  AND  DISTRIBUTION

The State Internal Trade Bureau of the PRC maintains distribution systems and channels from provincial to local levels. The Company's main customers are the farming supplies bureaus and cooperatives under the State Internal Trade Bureau. These entities act as wholesalers to individual farmers. State-owned farms and plantations are also major accounts of the Company, and are serviced by the Company's sales representatives at each Subsidiary. These direct sales units of the Company are responsible for maintaining good working relationships with the customers. The Company has also established its own provincial distribution channels in the target market. As of September 30, 2000, the Company had established a total of 250 retail points of sales in Guangxi and Jiangxi provinces. During the fiscal year ended September 30, 2000, the Company had five customers that accounted for more than 10% of total sales: Chunsun Development Co. Ltd., Zhongce Industrial and Commercial Investment Co., Ltd., Zhanjiang Jinhua Agriculture Co., Ltd., Jinhua Co., Ltd. and Gaoyao Forestry Trading & Development Co., Ltd.

The Company conducts soil and vegetation surveys on a regular basis and provides technical support to customers. Prior to the launching of any new compound fertilizers, testing fields are established and data is collected for further studies. The tests are conducted in collaboration with customers and the test results are certified by customers. Management believes that such close collaboration with customers enhances customer satisfaction and promotes customer loyalty.

PRICING

Market prices of fertilizers and constituent ingredients generally follow a seasonal fluctuation worldwide as well as in China. The Company has adopted a purchasing policy to order raw materials during the low price seasons so that product cost can be minimized. The Company has recently started to source raw material like urea from the producers directly. Previously, the Company purchased all of its raw material through intermediaries. This approach is expected to reduce the Company's reliance on intermediates and thus reduce raw material costs. The Company purchases its raw materials from over thirty different suppliers. During the fiscal year ended September 30, 2000, the Company had two suppliers that provided more than 10% of the Company's raw materials: Hainan Fudao Chemical Co. Ltd. and Chungqing Jiangjan Chemical Fertilizer General Factory. The Company is not reliant on any single supplier for its raw material supply.

Selling prices of the Company's fertilizers are basically in line with the market prices in the respective markets where the Company's plants are located. However, the Company is generally able to charge a slight premium (2% to 4%) over its competitors because of the stability and high quality of its products. The Joint Venture Agreement for Jiangxi Fenglin Chemical Industry Company Limited provides that the product price shall be calculated, in general, as the cost of raw materials plus 12% gross profit. However, as the controlling party of the Joint Venture, the Company has the right to increase or decrease prices without the approval of any governmental unit or other party.

THE  MARKET

According to the population and its composition statistics published in the 1998 China Statistics Yearbook, in 1997, 70% of the population (about 866 million people) live in rural areas of China. The per capita irrigated land of China is
0.04 hectare, which is only approximately 50% of that of the United States. Total arable land area was reduced between 1961 and 1978 when China initiated the open-door economic policy. Arable area has been further reduced since 1978. However, during this period, grain output has increased two- to three-fold. The output per hectare also increased in a similar way. The following comparative table shows the trend:

         ARABLE LAND             GRAIN OUTPUT            OUTPUT PER
          (MILLION              (MILLION METRIC           HECTARE
YEAR      HECTARES)    -/+           TONS)        -/+   (METRIC TONS)    -/+
----      ---------    ---      ---------------   ---   -------------    ---

1961        103.4                    109.9                   1.06

1978         97.3    - 5.9%          272.9      + 167%       2.74      + 158%

1997         94.9    - 2.4%          443.5      +  62%       4.67      +  71%


Source:  FAO  &  China  Statistical  Yearbook  (1998)


With the reduction of usable land, there is a significant need in China to increase the output of crops per hectare. China is the world's largest importer of fertilizers, importing over 25% of its fertilizer requirements. In 1997, China imported 2,592,214 metric tons of NPKs, up 21.8% from the previous year's 2,128,280 metric tons. The Chinese government imposes an import quota system to control the import of various types of fertilizers.

THE  WORLDWIDE  MARKET

Average annual worldwide consumption of fertilizers was about 130 million metric tons between 1991 and 1997. In that period, developing countries in the aggregate consumed an average of 59 million metric tons annually, accounting for 45.7% of the total consumption. China was the most significant fertilizer user in the world, consuming an average of 30 million metric tons between 1991 and 1997, accounting for 23.5% of total worldwide consumption. During 1997, China's consumption increased to a record high of 36.5 million metric tons, representing 27% of total worldwide consumption. India's fertilizer consumption ranked second, with annual consumption of 14.3 million metric tons in 1997, accounting for 10.1% of the world total. These statistics were obtained from two worldwide Organizations, the Food and Agriculture Organization (FAO) and Fertilizer Advisory Development and Information Network for Asia and the Pacific (FADINAP), under a United Nations commission.

MARKET  TREND  OF  CHINA

China is the world's largest producer of fertilizer, with total output in 1997 of 27.6 million metric tons, which accounted for 18.6% of world production. Despite being the world's largest fertilizer producing country, China still had a shortage of 8.9 million metric tons of fertilizer, equivalent to 24% of its requirement. Therefore, China had to rely on imports to make up the shortage.

Between  1980  and 1997, total consumption of fertilizer in China increased from
16.7 metric tons to 35.9 million metric tons, representing an average of 6.7% per annum. The annual average growth for NPK compound fertilizers was 14.5%, 13.4%, 11.7%, 9.5% and 8.6% from 1993 to 1997, respectively. The Company believes that demand for fertilizers in the next decade will continue to grow at the same pace as in the last decade.

In order to improve efficient utilization of fertilizers, the PRC Ministry of Agriculture opted for using more NPK compound fertilizers instead of single nutrients, such as urea. It is expected that demand for NPK compound fertilizers will gradually increase over the years. This demand can be satisfied either by increasing imports or local production. In 1996, in order to capitalize on the market growth in NPK compound fertilizers, the Company established its first NPK compound fertilizer production plant in Guangxi and further expanded into Jiangxi in 1997. As of September 30, 2000, the Company's total annual production capacity is approximately 125,000 metric tons.

THE  COMPANY'S  MARKETS

In 1999, the usage of fertilizer in selected provinces and cities in the PRC was as follows:

                   ARABLE LAND   FERTILIZERS     FERTILIZERS        NPK
PROVINCE            (MILLION      CONSUMED        CONSUMED        CONSUMED
OR CITY             HECTARES)    (1,000 MT)   (KG PER HECTARE)   (1,000 MT)
-------             ---------    ----------   ----------------   ----------

Guangxi                7.7         4,193             545           1,259

Jiangxi                5.1         3,354             663             766

Hebei and Tianjin      8.1         3,999             493             738

Henan                  7.4         2,882             391             655

Hubei                  6.0         2,557             428             654

Hunan                  4.9         2,515             508             440

Guangdong              3.3         1,728             528             248

Shandong               9.2         2,103             229             364

Jiangsu                4.4         1,538             349             408

Anhui                  4.0         1,809             458             280

Sichuan                3.0         1,167             390             211

Beijing                0.3           190             552              59

Shanghai               0.3           204             647              23

SUB-TOTAL             63.6        28,239             444*          6,105

NATIONAL TOTAL       130.0        41,243             317*          8,800

-------------------------------------------

*Fertilizer consumed divided by Arable Land

Source:  China Statistics Yearbook (2000)

For China's 9th Five-Year Plan (1996-2001), these provinces and cities were allocated more resources for development of the agricultural sectors by the Central Government. The Company has established one plant in Guangxi and two plants in Jiangxi. The Company plans to establish at least one plant in each of the above listed provinces and cities (the "Target Markets"). The Target Markets are prime agricultural developing provinces in China. Total cultivated land of these provinces constitutes 38.3% of the PRC total and their fertilizer consumption exceeds 55.6% of the national total. Fertilizer consumption per hectare in these provinces is above the Chinese national average.

Fertilizer applications in these provinces and cities are mainly paddy rice, wheat, corn, sugar cane, tobacco, cotton, vegetables, tree plantation and fruit trees.

COMPETITION

LOCAL  SUPPLIERS

There are many small fertilizer producers in China, each with annual output of less than 10,000 metric tons that supply low quality fertilizers and compound fertilizers. Because of their small size, these producers are generally less cost effective, have low quality control and minimal product development capabilities. Generally, the single or dual chemical nutrients supplied by these producers are less effective at boosting the growth of plants as compared to the Company's custom-made compound fertilizers.

INTERNATIONAL  SUPPLIERS

The second group of competitors of the Company consists of international producers and the traders who import fertilizers into China, including Agrium Inc., Cargill Group, Norsk Hydro Group, Kemira Agro Group, BASF Group, Marubeni Corporation, Mitsubishi Corporation, Canpotex Ltd. and Sinochem Group (China National Chemicals Import & Export Corp.). The products that are imported and traded range from single chemical elements like urea, phosphate and potash, to standard NPK compound fertilizers. The NPK ratios of imported products are in the range of 15-15-15. Qualities of imported products are generally higher and more stable than existing locally made fertilizers. Due to import duties, import license fees and shipping and transportation expenses, imported fertilizers are normally priced 10% to 25% higher than local products. The total quantities imported are also limited by the import quota system imposed by the Chinese government.

There are presently a small number of joint venture fertilizer plants China. Most of these plants are Sino-Foreign Equity Joint Venture companies between Chinese-owned enterprises and foreign companies. They mainly produce basic fertilizer ingredients such as urea. These fertilizer producers do not constitute direct competition for the Company because their plants are isolated and are unable to supply the whole country as China's infrastructure is still under development. Moreover, these plants do not maintain their own laboratories to develop new formulations and therefore do not have the capability to manufacture custom-made compound fertilizers that suit individual markets. These joint venture fertilizer plants can provide a stable supply of raw materials to the Company's plants in different provinces.

COMPETITIVE  EDGES

The Company specializes in producing compound fertilizers, which are custom-made to suit local conditions, such as plant, soil and climate. There are no more than two competitors in the Company's selected markets capable of producing custom fertilizer products. The Company believes that it has the following competitive advantages:

     - the Company's operations are located within a 200 kilometer radius of its market, resulting in savings in transportation costs, responsive customer services and market intelligence
     - the Company emphasizes quality, as its compound fertilizer is unmatched as compared to locally supplied compound fertilizer
     - the Company has a wide variety of products for different needs by local farmers
     - the Company conducts proactive product and market development
     - the Company is local, thus avoiding the import quota system, and combines local and foreign expertise, and works closely with local farming supplies bureaus and cooperatives

EXPANSION  PLANS

The Company's strategy in establishing operations in China is to first seek out operating production facilities suitable for the Company's product lines. Once a potential site is targeted, the Company will endeavor to implement a consistent strategy. Typically, the strategy is to form a joint venture with a local partner and provide initial capital. On-site management and financial, accounting and sales personnel are also provided, and management personnel of the Company are expected to actively participate in the management and operations of the joint venture. Facilities are updated as needed. The Company then will provide technology to the joint venture with the goal of developing fertilizers suitable for the local market. Management has determined that the capital outlay for this type of operation is lower than forming a new operation.

The Company's short-term objective is to build annual production capacities of up to 200,000 metric tons in selected provinces other than Guangxi and Jiangxi, thus establishing standardized compound fertilizers plants in these growing markets. At the same time, quality control programs for ISO 9000 certification will be implemented in the Company's operations. Advertising and marketing programs will be launched to enhance the "AgroCan Three Leaves" brand locally and nationally.

The Company's long-term objective is to become an influential participant in the modernization of the agricultural industry in China. The Company believes that China's agricultural industry requires high quality fertilizers, pesticides, seedlings and other necessary inputs for the next century. In order to raise total land productivity with limited arable land, China must apply modern technology to the agricultural industry. The Company is evaluating opportunities to bring biotech and genetic technologies, which are already available and used in developed countries, to China.

JOINT  VENTURE

The Company owns a 70% interest in the Joint Venture pursuant to a Joint Venture Contract dated October 18, 1996. The validity, interpretation, execution and settlement of disputes is governed under PRC law and disputes are submitted for arbitration to the Foreign Economic and Trade Arbitration Commission of China Council for the Promotion of International Trade. Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws, including laws pertaining to PRC joint ventures, may be uncertain and sporadic, and implementation may be inconsistent.

EMPLOYEES

As of September 30, 2000, the Company had approximately 44 full-time employees. There are 4 employees based in the Company's corporate office in Hong Kong and 40 employees based in China. Of the 40 employees based in China, 18 employees are involved with sales related activities and 22 employees are technical personnel in the agricultural field.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

HONG KONG. The Company occupies office space in Wanchai, Hong Kong, consisting of 810 square feet. The lease expires May 9, 2001.

NANNING, GUANGXI. The Company's subsidiary, Guangxi Linmao Fertilizer Company Limited, owns a fertilizer manufacturing plant in Nanning, Guangxi, consisting of 25,500 square feet. The plant was newly constructed in 1997 and is in good condition. The land lease expires January 28, 2017.

NANCHANG, JIANGXI. The Company's joint venture, Jiangxi Fenglin Chemical Industry Company Limited, leases a fertilizer manufacturing plant in Nanchang, Jiangxi, consisting of 21,800 square feet. The lease expires October 17, 2001.

FUZHOU,  JIANGXI.  The  Company's  subsidiary,  Jiangxi  Jiali Chemical Industry
Company Limited owns a fertilizer manufacturing plant in Fuzhou, Jiangxi, consisting of 28,010 square feet. The plant was newly constructed in the fourth quarter of 1997 and completed in the first quarter of 1998 and is in good condition. The land lease expires June 30, 2057.


ITEM  3.  LEGAL  PROCEEDINGS

There are no pending or threatened legal proceedings against the Company, including its Subsidiaries and the Joint Venture.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 2000.


                                    PART II.


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Since July 14, 2000, the Company's common stock has been listed for trading on the OTC Bulletin Board under the symbol "AGRN". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market".

The following table sets for the range of bid prices of the Company's common stock as quoted on the OTC Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth the below was obtained from America Online.

                                              HIGH          LOW
                                             ------        ------

FISCAL YEAR ENDED SEPTEMBER 30, 1999
------------------------------------

Three months ended December 31, 1998           (1)          (1)
Three months ended March 31, 1999              (1)          (1)
Three months ended June 30, 1999               (1)          (1)
Three months ended September 30, 1999          (1)          (1)


FISCAL YEAR ENDED SEPTEMBER 30, 2000
------------------------------------

Three months ended December 31, 1999           (1)          (1)
Three months ended March 31, 2000              (1)          (1)
Three months ended June 30, 2000             $3.25         $2.50
Three months ended September 30, 2000        $2.31         $1.19

--------------------------------

(1)  Not  quoted  during  the  period


As of September 30, 2000, there were 35 holders of record of the Company's common stock.

DIVIDEND  POLICY

The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present policy of the Board of Directors to retail all earnings to provide for the future growth of the Company. Earnings of the Company, if any, are expected to be retained to finance the expansion of the Company's business. The payment of dividends on the Company's common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

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

          2. During March 1998, the Company issued 47,914 shares of common stock to Critical Success Ltd., a third party with a pre-existing business relationship with the Company, for cash consideration of RMB 256,680. The shares were issued in a private transaction not involving an offering pursuant to Section 4(2) of the Securities Act.

          3. On August 25, 1998, the Company issued an aggregate of 250,000 units, each unit consisting of one share of common stock and 1/10th of a warrant to purchase one share of common stock at $0.10 per share, to 43 accredited investors for an aggregate cash purchase price of RMB 4,140,000. Of the 43 investors, 6 investors had pre-existing personal relationships with the Company's officers and/or directors and 37 investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The shares were issued in a private placement pursuant to Rule 504 of Regulation D.

          4. On August 25, 1998, the Company issued 20,000 shares of common stock and two-year warrants to purchase 125,000 shares of common stock at $0.10 per share to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3. The securities were issued pursuant to Rule 504 of Regulation D.

          5. On August 25, 1998, the Company issued two-year warrants to purchase 150,000 shares of common stock at $1.50 per share to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3. The securities were issued pursuant to Rule 506 of Regulation D.

          6. On August 25, 1998, the Company issued two-year warrants to purchase 25,000 shares of common stock at $0.10 per share to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3. The shares were issued pursuant to Rule 504 of Regulation D.

          7. On August 25, 1998, the Company issued 150,000 shares of common stock to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3. The shares were issued pursuant to Rule 506 of Regulation D.

          8. On April 6, 1999, the Company issued 100,000 shares of common stock to an accredited unrelated financial consultant for services rendered in connection with the private placement discussed in Transaction 3. The shares were issued pursuant to Rule 504 of Regulation D.

          9. From October 1998 to December 1998, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 2,200 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

          10. From January 1999 to February 1999, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 1,700 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

          11. From November 1999 to December 1999, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 2,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

          12. From January 2000 to March 2000, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 25,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

          13. From July to September 2000, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 137,510 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

Prior to this transaction, the Company had no significant operations. This transaction was accounted for as a recapitalization of AgroCan (China) Inc., as the shareholders of AgroCan (China) Inc. acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of AgroCan (China) Inc. were recorded at historical cost, and the shares of common stock issued by the Company were reflected in the consolidated financial statements giving retroactive effect as if the Company had been the parent company from inception.

The Company, through AgroCan (China) Inc., currently owns 100% interests in two wholly-owned subsidiaries, Guangxi Linmao Fertilizer Company Limited ("Guangxi Linmao") and Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). The Company, through AgroCan (China) Inc., also owns a 70% interest in Jiangxi Fenglin Chemical Industry Company Limited, a Sino-Foreign Equity Joint Venture ("Jiangxi Fenglin"). All of the aforementioned entities are located in the People's Republic of China ("China" or the "PRC").

The Company accounts for its interest in Jiangxi Fenglin similar to a majority-owned subsidiary because of its 70% interest, its contractual ability to appoint four out of six directors to the Board of Directors, which is the highest authority for the joint venture, and the Company's right to appoint the Chairman of the Board. Due to the rights asserted by the PRC partner under customary joint venture agreements, joint venture interests in the PRC are generally not consolidated in the financial statements of companies that report under the periodic reporting requirements of the United States Securities and Exchange Commission. However, as a result of the aforementioned factors specific to Jiangxi Fenglin, management believes that it is appropriate to consolidate the joint venture's operations into the Company's consolidated financial statements.

AgroCan (China) Inc. was established in 1996 to develop, produce and sell fertilizers and other products and technologies to enhance the agricultural output of China. The Company produces various compound fertilizers, which are the end product made from the combination of three primary nutrients, nitrogen, phosphate and potassium, mixed together with other elements such as iron, zinc, copper and manganese. These ingredients are blended in different proportions and packed into 50 kilogram bags. The Company designs its compound fertilizers for specific climate, soil and crop requirements of each individual geographic market. As of December 31, 2000, the Company had established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and the Company intends to enter markets in other provinces in China.

The Company's customers are all located in the PRC, and sales to such customers are generally on an open account basis. During the fiscal years ended September 30, 2000 and 1999, the Company relied on a small number of customers for most of its sales. During the fiscal year ended September 30, 2000, four customers accounted for 59% of total sales (18%, 15%, 15% and 11% of total sales). During the fiscal year ended September 30, 1999, three customers accounted for 62% of total sales (29%, 17% and 16% of total sales). As of September 30, 2000, approximately 67% of accounts receivable were generated by trade transactions with five significant customers, of which one customer accounted for approximately 51% of the accounts receivable balance. As of September 30, 1999, approximately 86% of accounts receivable were generated by trade transactions with five significant customers, of which one customer accounted for approximately 57% of the accounts receivable balance.

The Company has also relied on a small number of suppliers located in the PRC for its raw material purchases. During the fiscal years ended September 30, 2000 and 1999, two suppliers accounted for 54% and 58%, respectively, of total purchases. As of September 30, 2000 and 1999, 75% and 78%, respectively, of accounts payable were generated by trade transactions with such significant suppliers.

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

Consolidated  Results  of  Operations:

Fiscal  Years  Ended  September  30,  2000  and  1999:

Revenues. Revenues for the fiscal year ended September 30, 2000 were RMB 51,526,030, as compared to revenues of RMB 40,733,729 for the fiscal year ended September 30, 1999, an increase of RMB 10,792,301 or 26.5%. The increase in revenues in 2000 as compared to 1999 was a result of several factors, including an increase in selling prices and an increase in demand from both existing and new customers.

Gross Profit. Gross profit for the fiscal year ended September 30, 2000 was RMB 9,581,094 or 18.6% of revenues, as compared to RMB 5,434,398 or 13.3% of revenues for the fiscal year ended September 30, 1999, an increase of RMB
4,146,696 or 76.0%. The gross profit margin increased in 2000 as compared to 1999, both on an absolute basis and as a percentage of revenues, as a result of the Company raising its prices to focus on higher-margin customers and fluctuations in the cost of certain raw material components.

Administrative and General Expenses. Administrative and general expenses for the fiscal year ended September 30, 2000 increased by RMB 1,257,151 or 33.2%, to RMB 5,040,379 or 9.8% of revenues, as compared to RMB 3,783,228 or 9.3% of revenues for the fiscal year ended September 30, 1999. For the fiscal year ended September 30, 2000, directors' remuneration of RMB 747,000 was included in administrative and general expenses. For the fiscal year ended September 30, 1999, non-cash consulting fees of RMB 1,510,600 were included in administrative and general expenses. Administrative and general expenses, particularly compensation and related costs, increased in 2000 as compared to 1999 in part as a result of an increase in costs incurred to support and expand business operations, including costs related to office operations, salaries and travel, as well as the legal and professional fees associated with the operation of a public company.

Selling Expenses. Selling expenses for the fiscal year ended September 30, 2000 increased by RMB 505,117 or 96.3%, to RMB 1,029,642 or 2.0% of revenues, as compared to RMB 524,525 or 1.3% of revenues for the fiscal year ended September 30, 1999. Selling expenses increased in 2000 as compared to 1999 as a result of the Company's continuing efforts to broaden its customer base and thereby reduce its reliance on sales to a small number of customers. The Company incurred increased costs to support expanded marketing and selling efforts, including office operations, salaries and travel, as well as product promotion costs.

Other Income (Expense). The Company recorded subcontracting income of RMB 1,025,000 and RMB 1,200,000 for the fiscal years ended September 30, 2000 and 1999, respectively. The Company recorded commission income of RMB 251,100 and RMB 857,880 for the fiscal years ended September 30, 2000 and 1999, respectively. The Company recorded interest income of RMB 31,747 and RMB 56,325 for the fiscal years ended September 30, 2000 and 1999, respectively. The Company recorded amortization of loan fees of RMB 616,283 for the fiscal years ended September 30, 2000 and 1999.

Income Taxes. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries consist of two wholly-owned foreign enterprises and a 70%-owned Sino-Foreign Equity Joint Venture. PRC companies are generally subject to income taxes at an effect rate of 33% (30% national income tax plus 3% state income tax). As manufacturing companies, the Company's subsidiaries operate in special zones, which entitles them to a reduced national income tax rate of 24%, and the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, the subsidiaries have been granted a "tax holiday", whereby the subsidiaries are fully exempt from PRC income taxes for two years starting from the year profits are first recognized, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Jiangxi Fenglin and Guangxi Linmao, subjecting them to an income tax at a rate of 12%. Effective October 1, 2000, the two-year, 100% exemption expired for Jiangxi Jiali, subjecting it to an income tax at a rate of 12%. Losses incurred by joint ventures may be carried forward for five years.

The Company recorded income taxes of RMB 464,966 and RMB 656,998 for the fiscal years ended September 30, 2000 and 1999, respectively.

Minority Interest. For the fiscal years ended September 30, 2000 and 1999, the Company recorded a minority interest of RMB 78,527 and RMB 26,120, respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

Net Income. Net income was RMB 3,711,551 for the fiscal year ended September 30, 2000, as compared to net income of RMB 1,889,042 for the fiscal year ended September 30, 1999.

Consolidated  Financial  Condition:

Liquidity  and  Capital  Resources  -  September  30,  2000:

Operating. For the fiscal year ended September 30, 2000, the Company's operations utilized cash resources of RMB 3,381,008, as compared to generating cash resources of RMB 2,780,379 for the fiscal year ended September 30, 1999. The Company's operations utilized cash resources in 2000, as compared to generating cash resources in 1999, primarily a result of an increase in accounts receivable resulting from increased revenues, which was only partly offset by an increase in accounts payable. The Company had net working capital at September 30, 2000 of RMB 17,557,262, as compared to net working capital of RMB 12,713,791 at September 30, 1999, reflecting a current ratio of 1.54:1 at September 30, 2000, as compared to 2.15:1 at September 30, 1999.

Accounts receivable increased by RMB 24,133,591, to RMB 38,030,840 at September 30, 2000, from RMB 13,897,249 at September 30, 1999. Accounts receivable increased during the fiscal year ended September 30, 2000 as a result of increased revenues.

Accounts payable increased by RMB 16,159,698, to RMB 21,159,642 at September 30, 2000, from RMB 4,999,944 at September 30, 1999. Accounts payable increased during the fiscal year ended September 30, 2000 as a result of increased purchases of raw materials to support increased revenues.

Investing. During the fiscal years ended September 30, 2000 and 1999, additions to property, plant and equipment aggregated RMB 445,943 and RMB 752,228, respectively.

The Company had no significant capital expenditure commitments outstanding at September 30, 2000.

Financing. During the fiscal year ended September 30, 1999, the Company incurred a short-term bank loan of RMB 700,000, with interest at 5.61% per annum, to fund operations. This bank loan was secured by the Company's cash deposit of US$120,000 (RMB 996,000), and was repaid during the fiscal year ended September 30, 2000.

During the fiscal year ended September 30, 2000, the Company borrowed RMB 4,580,212 pursuant to advances and short-term loans from various third parties, of which RMB 600,000 had been repaid at September 30, 2000. With respect to the remaining balance outstanding of RMB 3,980,212 at September 30, 2000, RMB 1,510,212 consisted of unsecured notes, with interest at 5% per annum, which are repayable within one year, and RMB 2,470,000 consisted of non-interest bearing advances which are repayable on demand.

During the fiscal year ended September 30, 2000, the Company issued 164,510 shares of common stock upon exercise of common stock purchase warrants and received net proceeds of RMB 136,541.

During the fiscal year ended September 30, 1999, the Company's minority interest partner contributed capital to the joint venture of RMB 138,187.

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

Inflation  and  Currency  Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy. During the fiscal years ended September 30, 2000 and 1999, inflation and changing prices have had a minor impact on the Company's operations and financial position. The actual rate of inflation in the agricultural sector has been nominal, and the price level of fertilizer products has been stable.

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

Recent  Accounting  Pronouncements:

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defined comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustment. The Company adopted SFAS No. 130 for its fiscal year beginning October 1, 1998. Adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2000. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it currently complies with the accounting and disclosures provisions described in SAB No. 101. Accordingly, the Company does not believe that implementation of SAB No. 101 will have a material effect on its financial statement presentation and disclosures.


ITEM  7.  FINANCIAL  STATEMENTS

The consolidated financial statements for the fiscal years ended September 30, 2000 and 1999 are listed at the "Index to Consolidated Financial Statements".


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table and text sets forth the names and ages of all directors and executive officers of the Company as of September 30, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

    NAME                 AGE                  POSITION(S)
    ----                 ---                  -----------

Lawrence Hon              52        Chairman of the Board, President and Chief
                                    Executive Officer

Donald Lau                52        Chief Financial Officer and Director

Danny Wu                  40        Secretary  and  Director

Yuanhong Chen             38        Vice  President, Marketing and Sales

Haibo Li                  49        Vice President, Operations

Changfa Li                52        Vice President, Business Development

Ngai Poon                 31        Director

LAWRENCE HON. Mr. Hon has been Chairman of the Board, President and Chief Executive Officer of the Company since December 1997. Mr. Hon started his career as a professional accountant. In 1984, Mr. Hon joined Modern Printing Equipment Ltd. as the Financial Director. Modern Printing Equipment Ltd. was a subsidiary of KNP BT, a Dutch-based multinational group. KNP BT was the world's eight largest forestry group specializing in paper, packaging and printing. He was promoted to KNP BT's Regional Financial Director in 1986 and Deputy Managing Director of Asian Options in 1990, responsible for Hong Kong, China, Taiwan and Korea. In 1994, Mr. Hon participated in the formation of Sino-Forest
Corporation, a company listed on the Toronto Stock Exchange. Sino-Forest Corporation's main business was supplying wood fiber in the form of wood chips to the pulp and paper industry in Japan, China and other Asian countries.
Between 1994 and 1996, Mr. Hon served as the Senior Vice President of Sino-Forest Corporation, and was responsible for tree plantation, which provided wood fiber for paper, packaging and panel-board production. Since March 1999, Mr. Hon has been a director of China Gateway Holdings Inc. Mr. Hon is a professional accountant with fellowship in the respective accountants associations in Hong Kong and the United Kingdom. Mr. Hon holds an MBA Degree and a professional qualification in Information Technology.

DANNY WU. Mr. Wu has been Secretary and a director of the Company since December 1997. Mr. Wu has over ten years of experience in international trade, manufacturing management and direct investment in China. He started as a loan officer at Hang Lung Bank, Hong Kong. He joined the Hong Kong Trade Development Council (HKTDC) in 1985 and was in charge of promoting HKTDC's services to the local business community. Subsequently, he was assigned to promote Hong Kong's export trade and investments and assisted a number of foreign companies to invest in Hong Kong and China during that period. Mr. Wu was then promoted to project manager, responsible for the organization and overall management of a number of international conventions and exhibitions. He joined Quanta Industries Inc., a Taiwanese conglomerate, in 1989 as the general manager of its Hong Kong office overseeing trading, direct investment activities and setting up joint venture enterprises in China related to catering, cable manufacturing and metal processing. He was also involved in the general financial management of these ventures. Mr. Wu was a founding member of Sino-Forest Corporation, a company listed on the Toronto Stock Exchange, with investments in forestry in China. He was responsible for market development of wood chips and procurement in China and Asia. From 1994 to 1995, Mr. Wu was Senior Manager of Sino-Wood Partners Limited, an investment company. From 1996 to 1999, Mr. Wu was Executive Director of Gateway China Limited, an investment company. From March 1999 to present, Mr. Wu has been Chairman, Chief Executive Officer and Secretary of China Gateway Holdings Inc. He is a graduate of University of Hong Kong with a degree in management studies and economics.

DONALD LAU. Mr. Lau has been a director of the Company since December 1997, and he has been Chief Financial Officer since September 2000. Mr. Lau started his career in New York. He joined Bank of America in 1974 and specialized in commercial lending for the agricultural and forest products industries. He covered Colorado, Oregon, Utah and Washington. In 1978, he was promoted to vice president and was in charge of correspondent bank lending in Asia. Based in Hong Kong, he conducted business in Japan, Taiwan, Philippines, Malaysia, Thailand, Singapore and Indonesia. He joined Sinomay Company, Inc., New York, in 1982. He was involved in the building of the first modern bromine extraction plant in China and a number of technology transfer projects. He also developed the export business of logs from Oregon and Washington to China. In 1986, he joined Sinomart International Inc., New York. Sinomart is an investment company owned by the Guangdong Provincial government of China. He established a number of joint venture projects in the United States and China. Mr. Lau joined Wonton Food Inc., New York, in 1988 and expanded Wonton's sales and distribution network. Wonton is the world's largest fortune cookie manufacturer. He is currently a director of Wonton. Mr. Lau received his Bachelor of Science Degree and MBA Degree from Columbia University, New York, in 1971 and 1974, respectively.

NGAI  POON.  Ms.  Poon  has  been a director of the Company since December 1997.
Ms. Poon joined the New York office of Dupont Inc. in 1991 as a management accountant. In 1996, she moved to Hong Kong and joined Sino-Forest Corporation as an investment analyst. She was responsible for financial modeling, due diligence and review of investment proposals. During her service with Sino-Forest Corporation, she traveled extensively in China. Ms. Poon is a graduate of Columbia University, New York, majoring in accounting.

YUANHONG CHEN. Mr. Chen has been Vice President, Marketing and Sales, of the Company since December 1997. Mr. Chen has over fifteen years experience in marketing and distribution of commodities and general goods in Southern and Central China. Prior to joining the Company, he was the general manager of Guangxi Jinhong Trading Company Limited. He is a graduate of Nanning University in Guangxi. He oversees the marketing and sales operations of the Company.

HAIBO LI. Mr. Li has been Vice President, Operations, of the Company since December 1997. Mr. Li started as a technician in the Fuzhou Chemical Factory in the 1970's. He was assigned to the Forestry Bureau of Fuzhou, Jiangxi, in 1982. In 1990, he returned to Fuzhou Chemical Factory and was promoted to factory manager. He joined the Company in 1996 and was involved in establishing the two joint ventures in Jiangxi. Mr. Li is responsible for the operations of the Company's production facilities. Mr. Li is a graduate of Nanchang Technical College.

CHANGFA LI. Mr. Li has been Vice President, Business Development, of the Company since December 1997, and is responsible for formulating strategies and development planning. Mr. Changfa Li has been a manager of the Company since its inception. He has more than twenty years experience in management within the chemical industry. He has been involved in the establishment of four medium and large scale chemical fiber companies. Since the early 1980's, he has served as factory manager of Shengma Group, a listed company in China, manufacturing director of Shenzhen Shunchang Company, and President of Zhongshan Kesheng
Chemical Limited. In 1994, he was appointed as researcher for the Economic Adjustment Department of the China National Textile Council. He received his chemical engineering degree from Wuhan University and a law degree from Henan Law School in 1986.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, the securities of the Company. Copies of these filings must be furnished to the Company. The Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during the fiscal year ended September 30, 2000.


ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the compensation paid during fiscal years ended September 30, 1998, 1999 and 2000 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of $100,000 per annum during such years.

                           SUMMARY  COMPENSATION  TABLE


         NAME AND PRINCIPAL POSITION                 YEAR            SALARY
         ---------------------------                 ----            ------

         Lawrence Hon, President and                 2000           $45,000
         Chief Executive Officer                     1999             -0-
                                                     1998             -0-


COMPENSATION  AGREEMENTS

There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

BOARD  OF  DIRECTORS

During the year ended September 30, 2000, five meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

The Board of Directors had no nominating or compensating committees, or committees performing similar functions, during the fiscal year ended September 30, 2000. The Board of Directors has established an audit committee consisting of Lawrence Hon and Ngai Poon.

STOCK  OPTION  PLAN

The Company adopted the 1998 Stock Option Plan in order to compensate, motivate and retain key employees, directors and consultants of the Company. During the year ended September 30, 2000, no stock options were granted pursuant to the 1998 Stock Option Plan.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information as of September 30, 2000 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, the number of shares of common stock owned by each such person and group and the percent of the Company's common stock so owned.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is CLI Building, Suite 1003, 313 Hennessy Road, Hong Kong.

The only class of equity securities that the Company has outstanding is its common stock, $0.0001 par value, of which 2,334,970 shares were issued and outstanding as of September 30, 2000.

                                                   PERCENT OF OUTSTANDING
    NAME OF                  SHARES OF COMMON      SHARES OF COMMON STOCK
BENEFICIAL OWNER          STOCK BENEFICALLY OWNED    BENEFICIALLY OWNED
----------------          -----------------------    ------------------

Lawrence Hon                        102,011                   4.4%

Danny Wu                            102,011                   4.4%

Donald Lau (1)                      420,444                  18.0%

Ngai Poon (2)                       473,200                  20.3%

Yuanhong Chen                          -                       -

Haibo Li                               -                       -

Changfa Li                             -                       -

All Directors
and Executive
Officers as a
Group (7 persons)                 1,097,666                  47.0%


Masterpiece Development Ltd. (1)    420,444                  18.0%
c/o T. C. Lau  &  Co.
501, China Insurance Group Bldg.
141, Des Voeux Road Central
Hong  Kong

Intermax Ltd. (2)                   473,200                  20.3%
811,  Wing  Shan  Tower
73  Des  Voeux  Road  Central
Hong  Kong

Shenton Development Ltd.            127,000                   5.4%
Suite 901
Kee Hung Commercial Building
80 Queen's Road East
Hong  Kong

Wan Wai Tak                         213,200                   9.1%

Poon Chung Ping                     213,200                   9.1%

----------------------------

(1)  Mr. Lau owns a majority interest in Masterpiece Development Ltd.
(2)  Ms. Poon owns all of the outstanding shares of Intermax Ltd.

CHANGES  IN  CONTROL

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

TRANSACTIONS  WITH  RELATED  PARTIES

During 1997, the Company paid various expenses totaling RMB 1,164,772 on behalf of an affiliated company. The advances were reduced to RMB 740,679 at December 30, 1998, and increased to RMB 1,157,325 at September 30, 1999. During 2000, the affiliated company received RMB 1,577,000 on behalf of the Company. Total advances amounted to RMB 2,734,325 at September 30, 2000. The advances are non-interest bearing and are payable on demand.

During 2000, the Company paid management fees of RMB 236,124 to another affiliated company.

During 2000, the Company paid various expenses on behalf of the PRC shareholder of Jiangxi Fenglin amounting to RMB 56,280, resulting in an amount due to the Company at September 30, 2000 of RMB 155,329. Total advances amounted to RMB 99,050 at September 30, 1999.

The Company paid factory and production facilities rental of RMB 180,000 during 2000 and 1999 to the PRC shareholder of Jiangxi Fenglin.


TRANSACTIONS  WITH  DIRECTORS

During 1999, the Company made advances to and paid various expenses totaling RMB 634,469 on behalf of officers and directors. The advances to officers and directors increased from RMB 267,857 at September 30, 1999 to RMB 859,196 at
September 30, 2000. The advances are non-interest bearing and are payable on demand.

During 2000, another director repaid advances to him of RMB 277,961 as of September 30, 1999 and has paid various expenses on behalf of the Company. Advances from the director as of September 30, 2000 amounted to RMB 425,487, which are non-interest bearing and are repayable on demand.

Directors'  remuneration  for the year ended September 30, 2000 was RMB 747,000.


TRANSACTIONS  WITH  SHAREHOLDERS

On February 6, 1998, certain shareholders made a loan of US$300,000 (RMB 2,490,614) to the Company. The loan is repayable at the earlier of three years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, the Company granted to these shareholders options to purchase 754,117 shares of common stock of the Company at an exercise price of US$1.50 (RMB12.42) per share exercisable during a two year period beginning February 6, 1998. The options were valued at US$241,317 (RMB 1,998,105) based upon the market value of the common stock underlying the options resulting in deferred loan costs of that amount. Of this amount, RMB
616,283 has been recognized as an expense during each of the years ended September 30, 2000 and 1999, and RMB 352,690 has been deferred at September 30, 2000. The deferred amount is being amortized to expense through May 1, 2001.

                                    PART IV.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:

Exhibit
Number         Description
------         -----------

 3.1 Certificate of Incorporation as filed with the Delaware Secretary of State, with amendment. (1)

 3.2           Bylaws  (1)

10.1 Agreement with Nanchang Organic Fertilizer Factory for the establishment of Jiangxi Fenglin Chemical Industry Company Limited (1)

10.2           Lease  Agreement  for  Hong  Kong  office (1)

10.3           Land  Lease  Agreement  for  Guangxi  Linmao (1)

10.4           Lease  Agreement  for  Jiangxi  Fenglin (1)

10.5           Lease  Agreement  for  Jiangxi  Jiali (1)

21             Subsidiaries  of  the  Registrant (1)

27             Financial  Data  Schedule  (electronic filing only)


(1) Included as an exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 4, 1999, and incorporated herein by reference.


(b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AGROCAN CORPORATION
                                               -------------------
                                                   (Registrant)



Date:  January 12, 2001                     By:  /s/  LAWRENCE HON
                                               -------------------
                                               Lawrence  Hon
                                               President and Chief
                                               Executive Officer



In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 12, 2001                     By:  /s/  LAWRENCE HON
                                               -------------------
                                               President and Chief
                                               Executive Officer


Date:  January 12, 2001                     By:  /s/  DONALD LAU
                                               -------------------
                                               Chief  Financial
                                               Officer  and
                                               Director


Date:  January 12, 2001                     By:  /s/  DANNY  WU
                                               -------------------
                                               Secretary  and
                                               Director


Date:  January 12, 2001                     By:  /s/  NGAI POON
                                               -------------------
                                               Director

                               AGROCAN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                            Page
                                                                            ----


Independent  Auditors'  Report                                               F-1


Consolidated  Statements  of  Income                                         F-2


Consolidated  Balance  Sheets                                                F-3


Consolidated  Statements  of  Shareholders'  Equity                          F-4


Consolidated  Statements  of  Cash  Flows                                    F-5


Notes  to  Consolidated  Financial  Statements                       F-6 to F-19

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders of
AgroCan  Corporation


     We have audited the consolidated balance sheets of AgroCan Corporation and subsidiaries as of September 30, 2000 and 1999 and the consolidated statements of income, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgroCan Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.




HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver,  Colorado

December  22,  2000

                                 AGROCAN  CORPORATION
                        CONSOLIDATED  STATEMENTS  OF  INCOME
               FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999



                                      Note       2000         2000         1999
                                             ------------  -----------  -----------
                                              US DOLLARS       RMB          RMB

Net sales                                    $ 6,207,955   51,526,030   40,733,729

Cost of sales                                  5,053,606   41,944,936   35,299,331
                                             ------------  -----------  -----------

Gross profit                                   1,154,349    9,581,094    5,434,398

Administrative and general expenses             (607,274)  (5,040,379)  (3,783,228)

Selling expenses                                (124,054)  (1,029,642)    (524,525)
                                             ------------  -----------  -----------

Income from operations                           423,021    3,511,073    1,126,645

Other income (expense)
  Commission income                               30,253      251,100      857,880
  Subcontracting income                          123,494    1,025,000    1,200,000
  Interest income                                  3,825       31,747       56,325
  Amortization of loan fees                      (74,251)    (616,283)    (616,283)
                                             ------------  -----------  -----------

Income before income taxes                       506,342    4,202,637    2,624,567

Income taxes                              3      (56,020)    (464,966)    (656,998)
                                             ------------  -----------  -----------

Income before minority interest                  450,322    3,737,671    1,967,569
Minority interest                                 (3,147)     (26,120)     (78,527)
                                             ------------  -----------  -----------

Net income                                   $   447,175    3,711,551    1,889,042
                                             ============  ===========  ===========

Weighted average shares outstanding
  Basic                                2(o)    2,202,647    2,202,647    2,115,368
  Diluted                              2(o)    2,202,647    2,202,647    2,459,083

Basic earnings per share                     $      0.20         1.68         0.89
                                             ============  ===========  ===========

Diluted earnings per share                   $      0.20         1.68         0.77
                                             ============  ===========  ===========

                 See notes to consolidated financial statements.

                                  AGROCAN CORPORATION
                              CONSOLIDATED BALANCE SHEETS


                                             Note     2000         2000        1999
                                                   -----------  ----------  ----------
                                                   US DOLLARS      RMB         RMB
ASSETS
Current assets
  Cash and cash equivalents                        $   556,227   4,616,686   5,027,798
  Accounts receivable, less allowance for
   doubtful accounts (2000 and 1999:
   RMB280,000)                                       4,582,029  38,030,840  13,897,249
  Other receivables and prepayments                     57,914     480,688     519,776
  Inventories                                          335,831   2,787,401   1,087,978
  Deposits                                              52,353     434,521   1,454,044
  Amounts due from related parties              8      451,668   3,748,850   1,802,193
                                                   -----------  ----------  ----------

  Total current assets                               6,036,022  50,098,986  23,789,038

Property, plant and equipment - net             5      758,705   6,297,254   6,319,950
Construction in progress                        6            -           -      21,000
Deferred costs                                          43,314     359,507   1,285,984
                                                   -----------  ----------  ----------

  Total assets                                     $ 6,838,041  56,755,747  31,415,972
                                                   ===========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Advances and short-term loans-unsecured       7  $   479,543   3,980,212           -
  Short-term bank loan                                       -           -     700,000
  Accounts payable                                   2,549,354  21,159,642   4,999,944
  Other payables and accruals                          169,858   1,409,816   2,075,443
  Deposits received                                    178,510   1,481,629     153,396
  Amounts due to related parties                8      441,337   3,663,101   2,490,614
  Income tax payable                            3      102,087     847,324     655,850
                                                   -----------  ----------  ----------

  Total current liabilities                          3,920,689  32,541,724  11,075,247

Minority interest                                      136,088   1,129,531   1,103,411

Shareholders' equity
  Preferred stock, par value US$0.0001
   per share, authorized 10,000,000 shares;
   none issued
  Common stock, par value US$0.0001
   per share, authorized 25,000,000 shares;
   issued and outstanding 2,334,970 shares
   at September 30, 2000; 2,170,460 at
  September 30, 1999                                       233       1,934       1,800
  Capital in excess of par value                     1,358,385  11,274,599   8,745,884
  Stock options and warrants                   10            -           -   2,392,308
  Retained earnings
    Unappropriated                                   1,364,422  11,324,705   7,806,456
    Appropriated                                        56,049     465,204     271,902
  Other comprehensive income                             2,175      18,050      18,964
                                                   -----------  ----------  ----------

  Total shareholders' equity                         2,781,264  23,084,492  19,237,314
                                                   -----------  ----------  ----------

  Total liabilities and shareholders' equity       $ 6,838,041  56,755,747  31,415,972
                                                   ===========  ==========  ==========

                See notes to consolidated financial statements.

                                                    AGROCAN CORPORATION
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                         Stock      Unappro-      Appro-       Foreign
                                                          Capital in    options      priated      priated      currency
                                       Common stock       excess of       and       retained     retained    translation
                                    Shares      Amount    par value    warrants     earnings     earnings     adjustment
                                 ------------  ---------  ----------  -----------  -----------  -----------  -----------
                                                  RMB        RMB          RMB          RMB          RMB           RMB
Balance, October 1, 1998            2,066,560      1,714   7,232,133   2,395,545    5,999,381       189,935      12,064

Issuance of common stock (net
 of offering costs) (Note 1(j))       100,000         86   1,510,514           -            -             -           -
Exercise of warrants                    3,900          -       3,237      (3,237)           -             -           -
Staff welfare reserve                                  -           -           -      (81,967)       81,967           -
Comprehensive income:
  Net income for the year ended
  September 30, 1999                                   -           -           -    1,889,042             -           -
  Other comprehensive income                           -           -           -            -             -       6,900
                                 ------------  ---------  ----------  -----------  -----------  -----------  -----------

Balance, September 30, 1999         2,170,460      1,800   8,745,884   2,392,308    7,806,456       271,902      18,964
Exercise of warrants                  164,510        134     136,407           -            -             -           -
Staff welfare reserve                                  -           -           -     (193,302)      193,302           -
Forfeiture of stock options
 and warrants                                          -   2,392,308  (2,392,308)           -             -           -
Comprehensive income:
  Net income for the year ended
  September 30, 2000                                   -           -           -    3,711,551             -           -
  Other comprehensive income                           -           -           -            -             -        (914)
                                 ------------  ---------  ----------  -----------  -----------  -----------  -----------

Balance, September 30, 2000         2,334,970      1,934  11,274,599           -   11,324,705       465,204      18,050
                                 ============  =========  ==========  ===========  ===========  ===========  ===========



                                    Total
                                shareholders'
                                   equity
                                 -----------
                                     RMB
Balance, October 1, 1998         15,830,772

Issuance of common stock (net
 of offering costs) (Note 1(j))   1,510,600
Exercise of warrants                      -
Staff welfare reserve                     -
Comprehensive income:
  Net income for the year ended
  September 30, 1999              1,889,042
  Other comprehensive income          6,900
                                 -----------

Balance, September 30, 1999      19,237,314
Exercise of warrants                136,541
Staff welfare reserve                     -
Forfeiture of stock options
 and warrants                             -
Comprehensive income:
  Net income for the year ended
  September 30, 2000              3,711,551
  Other comprehensive income           (914)
                                 -----------

Balance, September 30, 2000      23,084,492
                                 ===========

                 See notes to consolidated financial statements.

                                      AGROCAN CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                           2000          2000          1999
                                                       ------------  ------------  ------------
                                                        US DOLLARS       RMB           RMB
Operating activities
Net income                                             $   447,175     3,711,551     1,889,042
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Amortization of deferred costs                           111,623       926,477       729,073
  Depreciation                                              58,992       489,639       436,750
  Compensation expense related to stock issuance                 -             -     1,510,600
  Minority interest in net income                            3,147        26,120        78,527
  (Increase) decrease in accounts receivable            (2,907,662)  (24,133,591)   41,095,721
  Decrease (increase) in other receivables, deposits
  and prepayments                                          127,543     1,058,611      (206,421)
  (Increase) decrease in inventories                      (204,750)   (1,699,423)       23,703
  Increase in amounts due from related parties            (234,536)   (1,946,657)   (1,061,514)
  Increase (decrease) in accounts payable                1,946,952    16,159,698   (43,146,872)
  Increase in income tax payable                            23,069       191,474       655,850
  Increase (decrease) in other payables and accruals       (80,196)     (665,627)    1,069,812
  Increase (decrease) in deposits received                 160,028     1,328,233      (180,628)
  Increase (decrease) in amounts due to related parties    141,263     1,172,487      (113,264)
                                                       ------------  ------------  ------------

  Net cash (used in) provided by operating activities     (407,352)   (3,381,008)    2,780,379
                                                       ------------  ------------  ------------


Investing activities
  Deferred costs                                                 -             -       (38,704)
  Additions to property, plant and equipment               (53,728)     (445,943)     (752,228)
                                                       ------------  ------------  ------------

  Net cash used in investing activities                    (53,728)     (445,943)     (790,932)
                                                       ------------  ------------  ------------

Financing activities
  Proceeds from advances and short-term loans-unsecured    551,833     4,580,212             -
  Repayment of advances and short-term loans-unsecured     (72,289)     (600,000)            -
  Repayment of short-term bank loan                        (84,337)     (700,000)            -
  Proceeds from short-term bank loan                             -             -       700,000
  Minority interest capital contribution                         -             -       138,187
  Proceeds from issuance of common stock                    16,452       136,541             -
                                                       ------------  ------------  ------------

  Net cash provided by financing activities                411,659     3,416,753       838,187
                                                       ------------  ------------  ------------

Net (decrease) increase in cash and cash equivalents       (49,421)     (410,198)    2,827,634
Cash and cash equivalents at beginning of year             605,759     5,027,798     2,193,264
Effect of exchange rate changes on cash                       (111)         (914)        6,900
                                                       ------------  ------------  ------------

Cash and cash equivalents at end of year               $   556,227     4,616,686     5,027,798
                                                       ============  ============  ============

Cash paid during the year for income taxes             $    32,951       273,492             -
                                                       ============  ============  ============

See  notes  to  consolidated  financial  statements.

                               AGROCAN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization  and  basis  of  consolidated  financial  statements

     (a) AgroCan Corporation (the "Company") was incorporated on December 8, 1997 in the State of Delaware, and currently has a wholly-owned subsidiary AgroCan (China) Inc., which has two wholly-owned subsidiaries, Guangxi Linmao Fertilizer Company Limited and Jiangxi Jiali Chemical Industry Company Limited.

     (b) The Company was incorporated with authorized share capital of 25,000,000 shares of common stock with a par value of US$0.0001 per share and 10,000,000 shares of preferred stock with a par value of US$0.0001 per share. The shares of preferred stock may be issued in series having such designations, powers, preferences, rights and limitations, and on such terms and conditions as the board of directors may from time to time determine including the rights, if any, of the holders thereof with respect to voting, dividends, redemption, liquidation and conversion. As of September 30, 2000, no shares of preferred stock had been issued.

     (c) On November 3, 1996, AgroCan (China) Inc. entered into a joint venture agreement with FuZhou Grain and Oil Industry Corp., a state majority-owned enterprise in the People's Republic of China ("PRC"), for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Jiali Compound Fertilizer Company Limited, in the PRC. The Group's share in the equity interest in this joint venture as of September 30, 1997 was 55%. On April 5, 1998, the Group acquired the remaining 45% interest. On the same date, the subsidiary changed its name to Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). Jiangxi Jiali is engaged in the manufacture and trading of compound fertilizers with production having commenced on May 1, 1998.

     (d) On October 8, 1996, AgroCan (China) Inc. entered into a joint venture agreement with another state majority-owned enterprise in the PRC Nanchang Organic Fertilizer Factory ("Nanchang") for the establishment of a Sino-Foreign Equity Joint Venture, Jiangxi Fenglin Chemical Industry Company Limited ("Jiangxi Fenglin"), in the PRC. AgroCan (China) Inc.'s share in the equity interest of Jiangxi Fenglin is 70%. The joint venture has a term of 30 years from November 28, 1996, the date of incorporation.

          Under the terms of the joint venture agreement, Nanchang and AgroCan (China) Inc. are required to contribute capital of US$101,449 (RMB840,000) and US$236,715 (RMB1,960,000), respectively, in the form of cash and business assets relating to the manufacture and retailing of compound fertilizers to the joint venture. On October 28, 1998, all of the above required capital had been contributed by Nanchang and the Company.

     (e) Guangxi Linmao Compound Fertilizer Company Limited was formed on September 19, 1996 and became a wholly-owned subsidiary of AgroCan (China) Inc. during the year ended September 30, 1997 and changed its name to Guangxi Linmao Fertilizer Company Limited ("Guangxi Linmao") on December 25, 1997. Guangxi Linmao is engaged in the manufacture and trading of compound fertilizers.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   Organization  and  basis of consolidated financial statements (continued)

     (f) Effective December 31, 1997, the Company issued 1,598,646 shares of common stock at US$0.0001 par value to the shareholders of AgroCan (China) Inc. in exchange for their interest in AgroCan (China) Inc. and its three subsidiaries in the PRC. Prior to the exchange, the Company had no substantial operations and, under generally accepted accounting principles, the transaction was accounted for as a recapitalization, as the shareholders of AgroCan (China) Inc. acquired all of the stock of the Company. Accordingly, there was no revaluation of assets or liabilities for financial statement accounting purposes. The transaction resulted in the following subsidiaries:


                               Country of       Percentage
                             incorporation       of equity
Name of company              and operation     interest held     Principal activity
-------------------------  ------------------  -------------  ------------------------
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

     (h) During the period ended September 30, 1998, the Company authorized a US$750,000 (RMB6,210,000) private placement, consisting of 375,000 units at US$2.00 (RMB16.56) per unit, with each unit containing one share of common stock and 1/10th of a two-year warrant to purchase shares of common stock at US$0.10 (RMB0.828) per share. In connection with the private placement, the Company also issued 150,000 two-year warrants to purchase common stock at US$0.10 (RMB0.828) per share to its financial advisors.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   Organization  and  basis of consolidated financial statements (continued)

          In August 1998, 250,000 units comprising 250,000 shares of common stock and 25,000 two-year warrants expiring in August 2000 were issued pursuant to the above private placement for consideration of US$450,716 (RMB3,731,928), net of offering costs. Each warrant entitles the holder upon exercise to receive from the Company one share of common stock at the purchase price of US$0.10 (RMB0.828) per share. These warrants were not exercised and expired in August 2000.

          Also in August 1998, the Company issued 20,000 shares of common stock, two-year warrants to purchase 125,000 shares of common stock at US$0.10 (RMB0.828) per share and two-year warrants to purchase 150,000 shares of common stock at US$1.50 (RMB12.42) per share to a consultant for services rendered in connection with the private placement.

          In  addition,   the  Company  issued  two-year   warrants  to  another
          consultant to purchase 25,000 shares of common stock at US$0.10 (RMB0.828) per share for services rendered in connection with the private placement.

     (i) Pursuant to a board of directors' resolution of August 25, 1998, the Company issued 150,000 shares of common stock to its financial advisor for services rendered in connection with the private placement.

     (j) Pursuant to a board of directors' resolution passed on December 31, 1998, the Company issued 100,000 shares of common stock at US$1.82 (RMB15.11) per share to a consultant. The Company recognized RMB1,510,600 of general and administrative expense related to this transaction.

     (k) During the years ended September 30, 1999 and 2000, warrants were exercised to acquire 3,900 shares and 164,510 shares, respectively.

     (l) The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), and are presented in Chinese Renminbi ("RMB"), the national currency of the PRC (note 2(e)).

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Principal  accounting  policies

     (a) The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany balances and transactions have been eliminated on consolidation.

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

     (c)  Property,  plant  and  equipment

          Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight line method, at the following annual rates:

               Land use rights                     2% - 5%
               Buildings                           4.5%
               Furniture and equipment             18% - 33 1/3%
               Machinery                           9% - 20%
               Motor  vehicles                     18%
               Leasehold improvements              20%

          Repairs and maintenance costs are expensed as incurred.

          Management assesses the carrying value of its long-lived assets for impairment when circumstances warrant such a review. Management considers projected future operating results, cash flows, trends and other circumstances in its assessment. Based on its review, management does not believe that any impairment has occurred as of September 30, 2000.

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

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Principal  accounting  policies  (continued)

     (d)  Inventories (continued)

          Inventories  are  comprised  of  the following as of September 30:

                                    2000              2000              1999
                                ------------      ------------      ------------
                                 US DOLLARS            RMB               RMB

          Raw materials         $    269,681         2,238,353           731,196
          Finished goods              66,150           549,048           356,782
                                ------------      ------------      ------------

                                $    335,831         2,787,401         1,087,978
                                ============      ============      ============


     (e)  Fair  Value  of  Financial  Instruments

          The fair  value  of the  Company's  related  parties  receivables  and payables are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amounts of the Company's other financial instruments approximates their fair values primarily because of the short-term maturities of these instruments.

     (f)  Translation  of  foreign  currencies

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

          The translation of amounts from RMB into US dollars for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on the respective balance sheet dates of US$1.00 equals RMB8.30 and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at that rate on the respective balance sheet dates or at any other date.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Principal  accounting  policies  (continued)

     (g)  Operating  leases

          Leases where substantially all the risks and rewards of ownership of assets remain with the lessors are accounted for as operating leases. Rentals under operating leases are charged to expense over the lease term.

     (h)  Construction  in  progress

          Construction in progress represents the accumulated costs of factories under construction, which comprise all expenditures on land use rights and other direct costs attributable to construction, including the cost of financing. Construction in progress also includes the cost of machinery under development and construction for production.

          No charge for depreciation is made until assets are placed in service.

     (i)  Deferred  costs

          Loan fees are deferred and amortized by equal installments over five years or the term of the related financial instrument.

     (j)  Revenue  recognition

          Revenue from sales of goods by the Company, its subsidiaries and the joint venture is recognized on the delivery of goods to customers.

     (k)  Income taxes

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

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Principal  accounting  policies  (continued)

     (l)  Use of estimates in the preparation of financial statements

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

     (m)  Offering costs

          Costs incurred by the Company for its private placement offerings of shares of common stock were charged to capital in excess of par at the completion of the offerings.

     (n)  Staff welfare reserve

          PRC rules and regulations governing joint ventures and enterprises require allocation of a portion of annual net income, if any, to a welfare reserve fund. The amounts to be reserved are stipulated by PRC laws and regulations. The reserve cannot be used for purposes other than those for which it is created and is not distributable as cash dividends.

     (o)  Stock-based compensation

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

     (p)  Earning per share

          Statement of Financial Accounting Standards No.128 ("SFAS 128"), earnings per share, requires dual presentation of basic and diluted earning per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earning per share amounts are based on the weighted average share of common stock outstanding. Diluted earning per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Principal  accounting  policies  (continued)

     (p)  Earning  per  share  (continued)

          Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average common shares outstanding are as follows as of September 30:

                                                            2000          1999
                                                         ---------     ---------
          Weighted average outstanding common share
           used  for  basic  EPS                         2,202,647     2,115,368

          Plus incremental common shares from assumed
           issuance of stock options and warrants                -       343,715
                                                         ---------     ---------

          Weighted average outstanding common shares
           used  for  diluted  EPS                       2,202,647     2,459,083
                                                         =========     =========

     (q)  Comprehensive income

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

     (r)  Recent Accounting Pronouncements

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

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Principal  accounting  policies  (continued)

     (r)  Recent Accounting Pronouncements (continued)

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

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

          In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosures described in SAB No. 101. Accordingly, management believes that SAB No. 101 will not impact the Company's financial statements.

3.   Taxation

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries consist of two wholly-owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. Companies in the PRC are generally subject to income taxes at an effective rate of 33% (30% national income tax plus 3% state income tax). As manufacturing companies, the Company's subsidiaries operate in special economic zones, which entitles them to a reduced national income tax rate of 24%, and the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, the subsidiaries have been granted a "tax holiday", whereby the subsidiaries are fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Jiangxi Fenglin and Guangxi Linmao, subjecting them to income tax at a rate of 12%. Effective October 1, 2000, the two-year, 100% exemption expired for Jiangxi Jiali, subjecting it to income tax at a rate of 12%. Losses incurred by joint ventures may be carried forward for five years.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Taxation  (Continued)

     Deferred tax assets and liabilities are not considered material at September 30, 2000 and 1999.

     The reconciliation between the effective tax rate and the statutory United States federal income tax rate is as follows:

                                                   Year ended      Year ended
                                                  September 30,   September 30,
                                                      2000            1999
                                                  -------------   -------------

          Statutory U.S. federal tax rate              34%             34%
          Difference in foreign statutory rates        (1)             (1)
          Income  tax  exemption                      (22)             (8)
                                                  -------------   -------------

          Effective tax rate                           11%              25%
                                                  =============   =============

     The pro forma effect of the tax holiday on net income and earnings per share is as follows:

                                                          September 30,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------   -------------
                                                        RMB            RMB

          Net income                                  2,787,000       1,680,000
          Basic earnings per share                         1.26            0.79
          Diluted earnings per share                       1.26            0.68

4.   Significant  concentrations

     The Company grants credit to its customers, generally on an open account basis. The Company's customers are all located in the PRC. Approximately 59% and 62% of the Company's sales were generated from four customers and three customers, respectively, during the years ended September 30, 2000 and 1999, respectively. Sales to each of these customers were 18%, 15%, 15% and 11% of total sales for the year ended September 30, 2000, and 29%, 17% and 16% of total sales for the year ended September 30, 1999.

     At September 30, 2000 and 1999, approximately 67% and 86%, respectively, of accounts receivable were from trade transactions with five customers, of which one customer accounted for approximately 51% and 57%, respectively, of the accounts receivable balance.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   Property,  plant  and  equipment

                                         2000        2000       1999
                                      -----------  ---------  ---------
                                      US DOLLARS      RMB        RMB
     Cost:
     Land use rights                  $   129,009  1,070,775  1,070,775
     Buildings                            525,637  4,362,784  4,115,985
     Leasehold improvements                16,570    137,530          -
     Plant and machinery                  180,479  1,497,972  1,493,600
     Furniture and equipment               40,330    334,745    256,504
     Motor vehicles                        30,095    249,792    249,792
                                      -----------  ---------  ---------


     Total cost                           922,120  7,653,598  7,186,656
                                      -----------  ---------  ---------

     Accumulated depreciation:
     Land use rights                       12,160    100,927     66,611
     Buildings                             44,838    372,151    206,288
     Leasehold improvements                   828      6,877          -
     Plant and machinery                   66,313    550,395    361,437
     Furniture and equipment               19,522    162,037    113,376
     Motor vehicles                        19,754    163,957    118,994
                                      -----------  ---------  ---------


                                          163,415  1,356,344    866,706
                                      -----------  ---------  ---------

     Net                              $   758,705  6,297,254  6,319,950
                                      ===========  =========  =========

6.   Construction in progress
                                          2000        2000       1999
                                      -----------  ---------  ---------
                                       US DOLLARS     RMB        RMB

     Cost:
     Factories under construction     $         -          -     21,000
                                      ===========  =========  =========

7.   Advances  and  short-term  loans  -  unsecured

     The amounts represent money borrowed from third parties. Loans in the amount of RMB1,510,212 are unsecured and are repayable within one year. The Company is committed to pay interest of RMB75,000 (5%) on repayment of these loans. Advances in the amount of RMB2,470,000 are non-interest bearing and payable on demand.

     At September 30, 1999, the Company had a bank loan of RMB700,000 (US$84,337), which was collateralized by a pledge of the Company's cash in bank to a maximum amount of US$120,000 (RMB996,000). The bank loan bore interest at 5.61% per annum and was repaid during the year ended September 30, 2000.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   Related  party  balances  and  transactions

     (a)  Transactions  with  related  parties

          (i) During 1997, the Company paid various expenses totaling RMB1,164,772 on behalf of an affiliated company. The advances were reduced to RMB740,679 at December 30, 1998, and increased to RMB1,157,325 at September 30, 1999. During 2000, the affiliated company received RMB1,577,000 on behalf of the Company. Total advances amounted to RMB2,734,325 at September 30, 2000. The advances are non-interest bearing and are payable on demand.

          (ii) During 2000, the Company paid management fees of RMB236,124 to another affiliated company.

          (iii)During 2000, the Company paid various expenses on behalf of the PRC shareholder of Jiangxi Fenglin amounting to RMB56,280, resulting in an amount due to the Company at September 30, 2000 of RMB155,329. Total advances amounted to RMB99,050 at September 30, 1999.

          (iv) The Company paid factory and production facilities rental of RMB180,000 during 2000 and 1999 to the PRC shareholder of Jiangxi Fenglin.

     (b)  Transactions with directors

          (i) During 1999, the Company made advances to and paid various expenses totaling RMB634,469 on behalf of officers and directors. The advances to officers and directors increased from RMB267,857 at September 30, 1999 to RMB859,196 at September 30, 2000. The advances are non-interest bearing and are payable on demand.

          (ii) During 2000, another director repaid advances to him of RMB277,961 as of September 30, 1999 and has paid various expenses on behalf of the Company. Advances from the director as of September 30, 2000 amounted to RMB425,487, which are non-interest bearing and are repayable on demand. In addition, the directors' remuneration for the year ended September 30, 2000 amounted to RMB747,000 and was accrued at September 30, 2000.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   Related  party  balances  and  transactions  (continued)

     (c)  Transactions with shareholders

          On February 6, 1998, certain shareholders made a loan of US$300,000 (RMB2,490,614) to the Company. The loan is repayable at the earlier of three years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, the Company granted to these shareholders options to purchase 754,117 shares of common stock of the Company at an exercise price of US$1.50 (RMB12.42) per share exercisable during a two year period beginning February 6, 1998. The options were valued at US$241,317 (RMB1,998,105) based upon the market value of the common stock underlying the options resulting in deferred loan costs of that amount. Of this amount, RMB616,283 has been recognized as an expense during each of the years ended September 30, 2000 and 1999, and RMB352,690 has been deferred at September 30, 2000. The deferred amount is being amortized to expense through May 1, 2001.


9.   Lease  commitments

     The Company leases land, buildings and other equipment under various contracts. Rental expenses for the years ended September 30, 2000 and 1999 were RMB180,000. The future total minimum rental payments required under operating leases that have remaining non-cancellable lease terms at September 30, 2000 are as follows:

                                                                      RMB

     Year  ending  September  30,  2001                           180,000
                                                                  =======


10.  Warrants  and  options

     The Company adopted a stock option plan (the "Plan") as of February 6, 1998. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 250,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant. As of September 30, 2000, no stock options have been granted under the Plan.

                               AGROCAN CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Warrants  and  options  (continued)

     A summary of the status of the Company's stock options and warrants for the years ended September 30, 2000 and 1999 is as follows:

                       Options (Note 9)              Warrants  (Note 1)
                     -------------------  ----------------------------------------
                                Exercise             Exercise             Exercise
                      Shares     Price     Shares     Price     Shares     Price
                     ---------  --------  ---------  --------  ---------  --------
                                  US$                  US$                  US$
Outstanding at
 September 30, 1998   754,117       1.50   275,000       1.50   203,900       0.10

Granted                     -          -         -          -         -          -
Exercised                   -          -         -          -    (3,900)      0.10
Forfeited                   -          -         -          -         -          -
                     ---------  --------  ---------  --------  ---------  --------

Outstanding at
 September 30, 1999   754,117       1.50   275,000       1.50   200,000       0.10

Granted                     -          -         -          -         -          -
Exercised                   -          -         -             (164,510)      0.10
Forfeited            (754,117)         -  (275,000)         -   (35,490)         -
                     ---------  --------  ---------  --------  ---------  --------

Outstanding at
 September 30, 2000         -          -         -          -         -          -
                     =========  ========  =========  ========  =========  ========


11.  Risk  considerations

     As a majority of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.

     Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

     The Company expects that substantially all of its revenues will be denominated in RMB. A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad requires the PRC government's approval.