Form 10QSB
period 2000-12-31
AGROCAN CORP
filed 2001-02-14
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the  Quarterly  Period  Ended  December  31,  2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the  transition  period  from  _________  to  _________

                         Commission File Number: 0-25963

                               AGROCAN CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware
-------------------------------                       -------------------
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

As of December 31, 2000, the Company had 2,334,970 shares of common stock issued and outstanding.
Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]
Documents  incorporated  by  reference:  None.

                              AGROCAN  CORPORATION

                                      INDEX

PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

              Consolidated  Balance  Sheet  (Unaudited)  -  December  31,  2000

              Consolidated  Statements  of  Operations  and Comprehensive Income
              (Loss)(Unaudited) - Three Months Ended December 31,  2000 and 1999

              Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 2000 and 1999

              Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended December 31, 2000 and 1999

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation


PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                                 AGROCAN  CORPORATION
                        CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
                                 DECEMBER  31,  2000

                                                   USD        RMB
                                                ---------------------
 ASSETS
CURRENT ASSETS
            Cash and cash equivalents             141,216   1,172,090
            Accounts receivable, net            4,846,719  40,227,766
            Other receivables and prepayments     479,911   3,983,258
            Inventories                           357,095   2,963,896
            Deposits                               60,288     500,387
            Amount due from related parties       359,248   2,981,759
                                                ---------------------

            TOTAL CURRENT ASSETS                6,244,477  51,829,156

PROPERTY, PLANT AND EQUIPMENT - NET               777,240   6,451,100
DEFERRED COSTS                                     25,103     208,353
                                                ---------------------

            TOTAL ASSETS                        7,046,820  58,488,609
                                                =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
            Short-term bank loans                 120,482   1,000,000
            Short-term loans-unsecured            479,543   3,980,211
            Accounts payable                    2,564,389  21,284,433
            Other payables and accruals           246,011   2,041,891
            Notes payable                          49,880     414,000
            Income tax payable                     98,494     817,501
            Deposit received                      178,510   1,481,629
            Amount due to related parties         446,156   3,703,092
                                                ---------------------

            TOTAL CURRENT LIABILITIES           4,183,465  34,722,757

MINORITY INTEREST                                 133,367   1,106,949


                                   (Continue)
                 See notes to consolidated financial statements.

                               AGROCAN CORPORATION
               CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                DECEMBER 31, 2000



SHAREHOLDERS' EQUITY
          Preferred stock, par value US$0.0001 per share,
               authorized 10,000,000 shares;
               none issued
          Common stock, par value US$0.0001 per share,
                authorized 25,000,000 shares; issued and
                outstanding 2,334,970 shares at
                December 31, 2000                               233       1,934
          Capital in excess of par value                  1,358,385  11,274,599
                Retained earnings
                Unappropriated                            1,313,147  10,899,116
                Appropriated                                 56,049     465,204
          Other comprehensive income                          2,175      18,050
                                                          ---------------------

          TOTAL SHAREHOLDERS' EQUITY                      2,729,988  22,658,903
                                                          ---------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      7,046,820  58,488,609
                                                          =====================


                   See notes to consolidated financial statements.

                               AGROCAN CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                      COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                   THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                           2000       2000        1999
                                         --------  ----------  -----------
                                            USD        RMB         RMB

NET SALES                                264,956   2,199,132   10,592,800

COST OF SALES                            198,917   1,651,009    8,805,562
                                         ---------------------------------

GROSS PROFIT                              66,039     548,123    1,787,238

ADMINISTRATIVE AND GENERAL EXPENSES      (94,779)   (786,668)  (1,045,523)

SELLING EXPENSES                          (2,400)    (19,921)     (60,500)
                                         ---------------------------------

INCOME (LOSS) FROM OPERATIONS            (31,140)   (258,466)     681,215

OTHER INCOME (EXPENSE)
  Interest income                              -           -       18,561
  Interest expense                        (1,280)    (10,626)           -
  Amortization of loan fees              (18,212)   (151,153)    (154,071)
                                         ---------------------------------

INCOME (LOSS) BEFORE INCOME TAXES        (50,632)   (420,245)     545,705

INCOME TAXES                               3,365      27,926        1,221
                                         ---------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST   (53,997)   (448,171)     544,484

MINORITY INTEREST                          2,721      22,582       79,368
                                         ---------------------------------

NET INCOME (LOSS)                        (51,276)   (425,589)     623,852
                                         =================================


                                   (Continued)

                                 AGROCAN CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS AND
                 COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (CONTINUED)
                       THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation
  adjustments                                             -           -      (1,983)

COMPREHENSIVE INCOME (LOSS)                         (51,276)   (425,589)    621,869
                                                  ==================================

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                           2,334,970   2,334,970   2,170,646
  Diluted                                         2,334,970   2,334,970   2,512,361

BASIC EARNINGS (LOSS) PER SHARE                       (0.02)      (0.18)       0.29
                                                  ----------------------------------
DILUTED EARNINGS (LOSS) PER SHARE                     (0.02)      (0.18)       0.25
                                                  ----------------------------------

 See notes to consolidated financial statements

                                    AGROCAN  CORPORATION
                          CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
                                          (UNAUDITED)
                      THREE  MONTHS  ENDED  DECEMBER  31,  2000  AND  1999

                                                         2000        2000         1999
                                                       -----------------------------------
                                                         USD          RMB         RMB
OPERATING ACTIVITIES
Net income (loss)                                       (51,276)    (425,589)     623,852
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Amortization of deferred costs                         18,212      151,153      183,276
  Depreciation                                           17,982      149,245      149,983
  Minority interest                                      (2,721)     (22,582)     (79,368)
  Increase in accounts receivable                      (264,690)  (2,196,926)  (9,461,640)
  (Increase) decrease in other receivables, deposits
   and prepayments                                     (429,933)  (3,568,436)     339,731
  Increase in inventories                               (21,264)    (176,495)  (3,026,974)
  Decrease in amounts due from related parties           92,420      767,091      356,537
  Increase in accounts payable                           15,035      124,791    4,012,568
  Decrease in income tax payable                         (3,593)     (29,823)           -
  Increase in other payables and accruals                76,153      632,075    3,927,077
  Increase in amounts due to related parties              4,819       39,991            -
                                                       -----------------------------------

  Net cash used in operating activities                (548,856)  (4,555,505)  (2,974,958)
                                                       -----------------------------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment            (36,517)    (303,091)    (181,172)
                                                       -----------------------------------

  Net cash used in investing activities                 (36,517)    (303,091)    (181,172)
                                                       -----------------------------------

                                   (Continued)

                                  AGROCAN CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (UNAUDITED)
                     THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

FINANCING ACTIVITIES
  Repayment of short term bank loan                 -           -        (700,000)
  Increase in note payable                        49,880      414,000            -
  Short term bank loan                           120,482    1,000,000      381,000
                                                -----------------------------------

  Net cash provided by financing activities      170,362    1,414,000     (319,000)
                                                -----------------------------------

Net decrease in cash and cash equivalents       (415,011)  (3,444,596)  (3,475,130)
Cash and cash equivalents, beginning             556,227    4,616,686    5,027,798
Effect of exchange rate changes on cash                -            -       (1,983)
                                                -----------------------------------

Cash and cash equivalents, ending                141,216    1,172,090    1,550,685
                                                ===================================


See notes to consolidated financial statements

AGROCAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) THREE
MONTHS  ENDED  DECEMBER  31,  2000  AND  1999

1.   THE INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended September 30, 2000 have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the September 30, 2000 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full fiscal year.

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

2.   INVENTORIES

     Inventories at December 31, 2000 are comprised of the following:

                                      RMB
      Raw materials                2,511,887
      Finished goods                 452,009
                                  ----------
                                   2,963,896
                                  ==========

3.   SHORT-TERM BANK LOANS


     During the three months ended December 31, 2000, one of the Company's subsidiaries arranged a short-term bank loan of RMB 1,000,000 to fund operations, which bears interest at 7.254% and is due on May 19, 2001.

4.   INCOME TAXES:

     During the three months ended December 31, 2000, the Company recorded income taxes of RMB 27,926. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. As manufacturing companies, the Company's PRC subsidiaries operate in special zones, which entitles them to a reduced national income taxes rate of 24%, and the subsidiaries are exempt from local income tax. Further, pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

5.   EARNINGS PER SHARE:

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

AgroCan Corporation (the "Company") was incorporated on December 8, 1997 in the State of Delaware. Effective December 31, 1997, the Company issued 1,598,646 shares of common stock, which represented all of the capital stock outstanding at the completion of this transaction, to the shareholders of AgroCan (China) Inc., a corporation incorporated in the British Virgin Islands, in exchange for all of the capital stock of AgroCan (China) Inc. As of December 31, 1997, AgroCan (China) Inc. owned interests in three subsidiaries or joint ventures as follows: Jiangxi Jiali Chemical Industry Company Limited (100%), Jiangxi Fenglin Chemical Industry Company Limited (70%), and Guangxi Linmao Fertilizer Company Limited (100%), all of which are located in the People's Republic of China ("China" or the "PRC"). Prior to this transaction, the Company had no significant operations. This transaction was accounted for as a recapitalization of AgroCan (China) Inc., as the shareholders of AgroCan (China) Inc. acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of AgroCan (China) Inc. have been recorded at historical cost, and the shares of common stock issued by the Company have been reflected in the consolidated financial statements giving retroactive effect as if the Company had been the parent company from inception. The historical consolidated financial statements consist of the combined financial statements of AgroCan (China) Inc. and its subsidiaries from the dates of their respective formation or acquisition for all periods presented. All share and per share amounts presented herein have been adjusted to reflect the two for one stock split effective February 6, 1998.

AgroCan (China) Inc. was established in 1996 to develop, produce and sell fertilizers and other products and technologies to enhance the agricultural output of China. The Company produces various compound fertilizers, which are the end product made from the combination of three primary nutrients, nitrogen, phosphate and potassium, mixed together with other elements such as iron, zinc, copper and manganese. These ingredients are blended in different proportions and packed into 50-kilogram bags. The Company designs its compound fertilizers for specific climate, soil and crop requirements of each individual geographic market. As of December 31, 2000, the Company had established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and the Company intends to enter markets in other provinces in China.

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

AgroCan (China) Inc. also owns 100% of Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali").

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

Consolidated  Results  of  Operations:

Three  Months  Ended  December  31,  1999  and  2000:

Sales. The sales for the three months ended December 31, 2000 were RMB 2,199,132, as compared to sales of RMB 10,592,800 for the three months ended December 31, 1999, decrease of RMB 8,393,668 or 79.2%. The decrease in sales in 2000 as compared to 1999 was a result of the delay in the planting schedule as a result of bad weather and as a result of the Chinese New Year holiday occurring earlier than usual. However, subsequent to December 31, 2000, the Company has increased production levels and management believes that sales for the year ended September 30, 2001 will approximate 80%-90% of prior year levels.

Gross Profit. Gross profit for the three months ended December 31, 2000 was RMB 548,123 or 24.9% of sales, as compared to RMB 1,787,238 or 16.9% of sales for the three months ended December 31, 2000. The gross profit margin increased in 2000 as compared to 1999 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenue.

Administrative and General Expenses. Administrative and general expenses for the three months ended December 31, 2000 were RMB 786,668 or 35.8% of sales, as compared to RMB 1,045,523 or 9.9% of revenue for the three months ended December 31, 1999, decrease of RMB 258,855. In view of the reduced level of sales and production during the quarter ended December 31, 2000, management was able to reduce administrative and general expense, primarily travel expense, office expense and discretionary wages.

Selling Expenses. Selling expenses for the three months ended December 31, 2000 were RMB 19,921 or 0.9% of revenues, as compared to RMB 60,500 or 0.6% of revenues for the three months ended December 31, 1999, decrease of RMB 40,579. Selling expenses decreased in 2000 as compared to 1999 as a result of reduction in sales arising because of the Chinese New Year Holiday occurring earlier than usual, and also as a result of the bad weather and the ensuing delay in the planting season.

Income  from  Operations.     Loss from operations was RMB 258,466 for the three
months ended December 31, 2000, as compared to income from operations of RMB 681,215 for the three months ended December 31, 1999. Primarily as a result of the decrease in sales.

Other  Income  (Expense).     The  Company recorded amortization of loan fees of
RMB 151,153 and RMB 154,071 for the three months ended December 31, 2000 and 1999, respectively.

The Company recorded interest expense of RMB 10,626 for the three months ended December 31, 2000 and had interest income of RMB 18,561 for the three months ended December 31, 1999.

Income Taxes.          The Company recognized income taxes of RMB 27,926 and RMB
1,221 for the three months ended December 31, 2000 and 1999, respectively. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effective rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the three months ended December 31, 2000 and 1999, the Company recorded a minority interest expense of RMB 22,582 and RMB 79,368, respectively, to reflect the interest of the Company's 30% joint venture partner in the net loss of Jiangxi Fenglin.

Net Income / Loss. Net loss was RMB 425,589 for the three months ended December 31, 2000, as compared to a net income of RMB 623,852 for the three months ended December 31, 1999. Primarily as a result of the decrease in sales.

Consolidated  Financial  Condition:

Liquidity  and  Capital  Resources  -  December  31,  2000

Operating. For the three months ended December 31, 2000, the Company's operations utilized cash resources of RMB 4,555,505, as compared to utilizing cash resources of RMB 2,974,958 for the three months ended December 31, 1999. The Company's operations utilized more cash resources in 2000 as compared to 1999 primarily as a result of increases in accounts receivable and inventories. The increase in accounts receivable and inventories was financed in substantial part by advances from customers. At December 31, 2000, cash and cash equivalents had decreased by RMB 3,444,596, to RMB 1,172,090, as compared to RMB 4,616,686 at September 30, 2000. The Company had working capital of RMB 17,106,399 at December 31, 2000, as compared to RMB 17,557,262 at September 30, 2000, resulting in current ratios of 1.49:1 and 1.54:1 at December 31, 2000 and September 30, 2000, respectively.

Accounts receivable.          Accounts receivable increased by RMB 2,196,926, to
RMB  40,227,766 at December 31, 2000, from RMB 38,030,840 at September 30, 2000.
Accounts receivable increased during the three months ended December 31, 2000 as a result of extending credit terms offered to certain credit-worthy customers.

Inventories.          Inventories  increased by RMB 176,495, to RMB 2,963,896 at
December 31, 2000, from RMB 2,787,401 at September 30, 2000. Inventories increased during the three months ended September 31, 2000 in anticipation of the forthcoming selling season during the spring.

Amount  due  to  related parties.     Amount due to related parties decreased by
RMB  767,091,  to  RMB  2,981,759  at  December  31, 2000, from RMB 3,748,850 at
September  30,  2000.

Investing.     During  the  three  months  ended  December  31,  2000  and 1999, additions to property, plant and equipment aggregated RMB 303,091 and RMB 181,172, respectively.

Financing. During the three months ended December 31, 2000, one of the Company's subsidiaries arranged short-term bank loans of RMB 1,000,000 to fund operations, which will be repaid during this fiscal year. During the period subsequent to December 31, 2000, approximately 50% of accounts receivable balances were remitted, and management believes that, as a result of these receipts, no additional borrowings will be necessary in the near-term.

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

Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely affect the Company's financial performance when measured in United States dollars.

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

                     PART  II.  OTHER  INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales  of  Equity  Securities

During the three months ended December 31, 2000, the Company did not issue any shares of common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     Financial Data Schedule (electronic filing only)

(b)  Reports on Form 8-K:

     Three Months Ended December 31, 2000 - None

                                     SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AGROCAN  CORPORATION
                              ---------------------
                                  (Registrant)


 Date:     February  12,  2001                    By:  /s/  LAWRENCE HON
                                                  ------------------------------
                                                  Lawrence Hon
                                                  President and Chief
                                                  Executive Officer)
                                                  (Duly Authorized
                                                  Officer)


 Date:     February 12, 2001                      By:  /s/  DONALD LAU
                                                  ------------------------------
                                                  Donald  Lau
                                                  Chief  Financial  Officer
                                                  (Principal Financial
                                                  and Accounting Officer)