Form 10QSB
period 2001-03-31
AGROCAN CORP
filed 2001-05-15
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the  Quarterly  Period  Ended  March  31,  2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] As of March 31, 2001, the Company had 2,334,970 shares of common stock issued and outstanding.
Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]
Documents  incorporated  by  reference:  None.

                              AGROCAN  CORPORATION

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Balance Sheets (Unaudited) - March 31, 2001 and September 30, 2000

          Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - Three Months and Six Months Ended March 31, 2001 and 2000

          Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2001 and 2000

          Notes  to  Consolidated  Financial Statements (Unaudited) - Six Months
          Ended  March  31,  2001  and  2000

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation


PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                                    AGROCAN CORPORATION
                          CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                             MARCH 31,         SEPTEMBER 30,
                                        2001          2001          2000
                                        USD           RMB           RMB
                                   -----------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents          $  477,115      3,960,054     4,616,686
  Accounts receivable                 4,743,537     39,371,357    38,030,840
  Other receivables and prepayments     594,529      4,934,592       480,688
  Inventories                           459,686      3,815,389     2,787,401
  Deposit                                57,591        478,009       434,521
  Amount due from related parties       359,248      2,981,759     3,748,850
                                   -----------------------------------------

  TOTAL CURRENT ASSETS                6,691,707     55,541,160    50,098,986

PROPERTY, PLANT AND EQUIPMENT - NET     802,199      6,658,253     6,297,254
DEFERRED COSTS                            6,892         57,200       359,507
                                   -----------------------------------------

  TOTAL ASSETS                       $7,500,797     62,256,613    56,755,747
                                   =========================================

                                    AGROCAN CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank loans                             $  240,964   2,000,000           -
  Short-term loans-unsecured                           418,098   3,470,212   3,980,212
  Accounts payable                                   2,700,160  22,411,328  21,159,642
  Other payables and accruals                          591,893   4,912,708   1,409,816
  Notes payable                                         49,880     414,000           -
  Income tax payable                                    80,499     668,139     847,324
  Deposit received                                      81,051     672,732   1,481,629
  Amount due to related parties                        502,038   4,166,917   3,663,101
                                                    ----------  ----------  ----------

  TOTAL CURENT LIABILITIES                           4,664,582  38,716,036  32,541,724

MINORITY INTEREST                                      132,519   1,099,909   1,129,531

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001 per share,
          authorized 10,000,000 shares;
          none issued
  Common stock, par value US$0.0001 per share,
          authorized 25,000,000 shares; issued and
          outstanding 2,334,970 shares at
          March 31, 2001                                   233       1,934       1,934
  Capital in excess of par value                     1,358,385  11,274,599  11,274,599
  Retained earnings
          Unappropriated                             1,286,853  10,680,881  11,324,705
          Appropriated                                  56,049     465,204     465,204
  Other comprehensive income                             2,175      18,050      18,050

  TOTAL SHAREHOLDERS' EQUITY                         2,703,695  22,440,668  23,084,492
                                                    ----------  ----------  ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $7,500,796  62,256,614  56,755,747
                                                    ==========  ==========  ==========

See  notes  to  consolidated  financial  statements.

                                         AGROCAN CORPORATION
                                             CONSOLIDATED
                               STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED MARCH 31,
                                                                 2001        2001         2000
                                                           --------------------------------------
                                                                 USD         RMB          RMB
OPERATING ACTIVITIES
Net Income                                                 $   (77,569)    (643,824)     702,717
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
  Amortization of deferred costs                                36,423      302,307      357,229
  Depreciation                                                  35,962      298,490      221,135
  Minority interest                                             (3,569)     (29,622)    (128,808)
  (Increase) decrease in account receivable                   (161,508)  (1,340,517)  (9,135,490)
  (Increase) decrease in other receivables and deposits       (541,854)  (4,497,392)    (956,366)
  (Increase) decrease in inventories                          (123,854)  (1,027,988)  (4,867,977)
  (Increase) decrease in amounts due from related parties       92,421      767,091      641,206
  Increase (decrease) in accounts payable                      150,806    1,251,686      678,162
  Increase (decrease) in income tax payable                    (21,589)    (179,185)           -
  Increase (decrease) in other payables and accruals           422,035    3,502,892      699,480
  Increase (decrease) in deposits received                     (97,458)    (808,897)           -
  Increase (decrease) in advances from customers                     -            -    9,399,040
  Increase (decrease) in amounts due to related parties         60,701      503,816    1,371,594
                                                           --------------------------------------
  Net cash (used in) provided by operating activities         (229,055)  (1,901,143)  (1,018,078)
                                                           --------------------------------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                   (79,457)    (659,489)    (181,172)
                                                           --------------------------------------
  Net cash used in investing activities                        (79,457)    (659,489)    (181,172)
                                                           --------------------------------------

FINANCING ACTIVITIES
  Repayment of short term bank loan                                  -            -     (700,000)
  Repayment of short term loans - unsecured                    (61,446)    (510,000)           -
  Increase in note payable                                      49,880      414,000            -
  Proceeds from issurance of common stock                            -            -       20,750
  Proceeds from short term bank loan                           240,964    2,000,000      780,000
                                                           --------------------------------------
  Net cash provided by financing activities                    229,398    1,904,000      100,750
                                                           --------------------------------------

Net (decrease) increase in cash and cash equivalents           (79,113)    (656,632)  (1,098,500)
Cash and cash equivalents, beginning                           556,227    4,616,686    5,027,798
Effect of exchange rate changes on cash                              -            -          178
                                                           --------------------------------------

Cash and cash equivalents, ending                          $   477,114    3,960,054    3,929,476
                                                           ======================================

See  notes  to  consolidated  financial  statements.

                                    AGROCAN CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                                Three  Months  Ended  March  31,
                                               ----------------------------------
                                                 2001        2001        2000
                                               ----------------------------------
                                                 USD         RMB         RMB
NET SALES                                      $530,953   4,406,913   14,008,110

COST OF SALES                                   409,977   3,402,809   11,163,154
                                               ----------------------------------

GROSS PROFIT                                    120,976   1,004,104    2,844,956

ADMINSTRATIVE AND GENERAL EXPENSES               97,555     809,707    2,258,888

SELLING EXPENSES                                 27,176     225,560      540,496
                                               ----------------------------------

INCOME (LOSS) FROM OPERATIONS                    (3,755)    (31,163)      45,572

OTHER INCOME (EXPENSE)
    Interest income                               4,224      35,058       10,463
    Interest expense                             (2,544)    (31,740)           -
    Commission income                                 -           -      251,100
    Amortization of loan fees                   (18,211)   (151,153)    (154,072)
                                               ----------------------------------

INCOME (LOSS) BEFORE INCOME TAXES               (20,286)   (168,372)     153,063

INCOME TAXES                                      6,856      56,903      123,636
                                               ----------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST          (27,142)   (225,275)      29,427

MINORITY INTEREST                                   849       7,040       49,439
                                               ----------------------------------

NET INCOME (LOSS)                              $(26,293)   (218,235)      78,866
                                               ==================================

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments          -           -        2,162

COMPREHENSIVE INCOME (LOSS)                     (26,293)   (218,235)      81,028
                                               ==================================

                                    AGROCAN CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (CONTINUED)


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                        2,334,970   2,334,970   2,188,944
  Diluted                                      2,334,970   2,334,970   2,505,659

BASIC EARNINGS (LOSS) PER SHARE               $    (0.01)      (0.09)       0.04
                                              -----------  ----------  ---------

DILUTED EARNINGS (LOSS) PER SHARE             $    (0.01)      (0.09)       0.03
                                              -----------  ----------  ---------

See  notes  to  consolidated  financial  statements.

                                    AGROCAN CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2001 AND 2000



                                               2001        2001        2000
                                             ----------------------------------
                                               USD         RMB          RMB
NET SALES                                    $795,909   6,606,045   24,600,910

COST OF SALES                                 608,894   5,053,818   19,968,717
                                             ----------------------------------

GROSS PROFIT                                  187,015   1,552,227    4,632,193

ADMINSTRATIVE AND GENERAL EXPENSES            192,334   1,596,375    3,304,411

SELLING EXPENSES                               29,576     245,481      600,996
                                             ----------------------------------

INCOME (LOSS) FROM OPERATIONS                 (34,895)   (289,629)     726,786

OTHER INCOME (EXPENSE)
  Interest income                               2,944      35,058       29,023
  Interest expense                             (2,544)    (31,740)           -
  Commission income                                 -           -      251,100
  Amortization of loan fees                   (36,423)   (302,306)    (308,143)
                                             ----------------------------------

INCOME (LOSS) BEFORE INCOME TAXES             (70,918)   (588,617)     698,766

INCOME TAXES                                   10,220      84,829      124,857
                                             ----------------------------------

INCOME (LOSS) BEFORE MINORITY INTEREST        (81,139)   (673,446)     573,909

MINORITY INTEREST                               3,569      29,622      128,808
                                             ----------------------------------

NET INCOME (LOSS)                            $(77,570)   (643,824)     702,717
                                             ==================================

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustments          -           -          178

COMPREHENSIVE INCOME (LOSS)                   (77,570)   (643,824)     702,895
                                             ==================================

                                    AGROCAN CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (CONTINUED)
                         SIX MONTHS ENDED MARCH 31, 2001 AND 2000


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                               2,334,970   2,334,970   2,180,023
  Diluted                             2,334,970   2,334,970   2,496,738

BASIC EARNINGS (LOSS) PER SHARE      $    (0.03)      (0.28)       0.32
                                     -----------  ----------  ---------

DILUTED EARNINGS (LOSS) PER SHARE    $    (0.03)      (0.28)       0.28
                                     -----------  ----------  ---------

See  notes  to  consolidated  financial  statements.

AGROCAN  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SIX  MONTHS  ENDED  MARCH  31,  2001  AND  2000
(UNAUDITED)
(EXPRESSED  IN  RENMINBI)

1.   THE  INTERIM  FINANCIAL  STATEMENTS

     The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended September 30, 2000, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the September 30, 2000 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full fiscal year.


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


2.   INVENTORIES

     Inventories at March 31, 2001 and September 30, 2000 are comprised of the following:

                         MARCH 31, 2001             SEPTEMBER 30, 2000
                      USD              RMB                  RMB
RAW MATERIALS      $319,203         2,649,390            2,238,353
FINISHED GOODS      140,483         1,165,999              549,048
                   --------         ---------            ---------
                   $459,686         3,815,389            2,787,401
                   ========         ==========           =========

3.   SHORT-TERM  BANK  LOANS

During the six months ended March 31, 2001, two of the Company's subsidiaries arranged a short-term bank loan of RMB 1,000,000 each to fund operations. One of the loans bears interest at 7.254% and is due on June 12, 2001. The other loan bears interest at 5.58% and is due on September 15, 2001.

4.   INCOME  TAXES:

     During the six months ended March 31, 2001, the Company's subsidiaries incurred income taxes of RMB 84,829. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. As manufacturing companies, the Company's PRC subsidiaries operate in special zones, which entitles them to a reduced national income taxes rate of 24%, and the subsidiaries are exempt from local income tax. Further, pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

AgroCan (China) Inc. was established in 1996 to develop, produce and sell fertilizers and other products and technologies to enhance the agricultural output of China. The Company produces various compound fertilizers, which are the end product made from the combination of three primary nutrients, nitrogen, phosphate and potassium, mixed together with other elements such as iron, zinc, copper and manganese. These ingredients are blended in different proportions and packed into 50-kilogram bags. The Company designs its compound fertilizers for specific climate, soil and crop requirements of each individual geographic market. As of March 31, 2001, the Company had established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and the Company intends to enter markets in other provinces in China.

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

Consolidated  Results  of  Operations:

Three  Months  Ended  March  31,  2001  and  2000:

Sales. The sales for the three months ended March 31, 2001 were RMB 4,406,913 as compared to sales of RMB 14,008,110 for the three months ended March 31, 2000, a decrease of RMB 9,601,197 or 68.5%. The decrease in sales in 2001 as compared to 2000 was due to the delay in the planting schedule as a result of the unstable weather and as a result of the Chinese New Year holidays occurring earlier than usual. The planting season did not start until February. compared to previous years, which had relatively stable and good weather, the 2001 planting season was delayed by one to two months. However, the sales and production levels have been increased since mid-February and management believes that sales for the year ended September 30, 2001 will meet prior year levels.

Gross Profit. Gross profit for the three months ended March 31, 2001 was RMB 1,004,104 or 22.78% of sales, as compared to RMB 2,844,956 or 20.31% of revenues for the three months ended March 31, 2000. The gross profit margin increased in 2001 as compared to 2000 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenue.

Administrative and General Expenses. Administrative and general expenses for the three months ended March 31, 2001 were RMB 809,707 or 18.4%, as compared to RMB 2,258,888 or 16.13% of revenue for the three months ended March 31, 2000, a decrease of RMB 1,449,181. In view of the reduced level of sales and production during the quarter ended March 31, 2000, management was able to reduce administrative and general expenses, primarily in discretionary wages, travel and office expenses.

Selling Expenses. Selling expenses for the three months ended March 31, 2001 were RMB 225,560 or 5% of revenues, as compared to RMB 540,496 or 3.9% of revenues for the three months ended March 31, 2000, a decrease of RMB 314,936. Selling expenses decreased in 2001 as compared to 2000 as a result of a reduction in sales arising because of the Chinese New Year holidays occurring earlier than usual, and also as a result of the bad weather and the ensuing delay in the planting season.

Income  from  Operations.     Loss  from operations was RMB 31,163 for the three
months ended March 31, 2001, as compared to an income from operations of RMB 45,572 for the three months ended March 31, 2000.

Other  Income  (Expense).     The  Company recorded amortization of loan fees of
RMB 151,153 and RMB 154,072 for the three months ended March 31, 2001 and 2000, respectively.

Interest Expense. Interest expense for the three months ended March 31, 2001 was RMB 21,114 or 0.5% of revenues. The company, through one of its subsidiaries, borrowed RMB 1,000,000 under short-term loans bearing interest at 7.254% in November 2000 and through another subsidiary borrowed RMB 1,000,000 under short-term loans bearing interest at 5.58% in March 2001. There were no similar loans during the quarter ended March 31, 2000.

The Company had interest income of RMB 35,058 for the three months ended March 31, 2001 and RMB 10,463 for the three months ended March 31, 2000.

The Company did not have any commission income for the three months ended March 31, 2001. The Company had commission income of RMB 251,100 for the three months ended March 31, 2000.

Income Taxes.          The Company recognized income taxes of RMB 56,903 and RMB
123,636 for the three months ended March 31, 2001 and 2000, respectively. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the three months ended March 31, 2001 and 2000, the Company recorded a minority interest of RMB 7,040 and RMB 49,439 respectively, to reflect the interest of the Company's 30% joint venture partner in the net loss of Jiangxi Fenglin.

Net Income / Loss.     Net loss was RMB 218,235 for the three months ended March
31, 2001, as compared to a net income of RMB 78,866 for the three months ended March 31, 2000. Primarily as a result of the decrease in sales.


Six  Months  Ended  March  31,  2001  and  2000:

Sales. Sales for the six months ended March 31, 2001 were RMB 6,606,045, as compared to sales of RMB 24,600,910 for the six months ended March 31, 2000, a decrease of RMB 17,994,865 or 73.2%. The decrease in sales in 2001 as compared to 2000 was due to the delay in the planting schedule as a result of the unstable weather and as a result of the Chinese New Year holidays occurring earlier than usual. The planting season did not start until February. Compared to previous years, which had relatively stable and good weather, the 2001 planting season was delayed by one to two months. However, the sales and production levels have been increased since mid-February and management believes that sales for the year ended September 30, 2001 will meet prior year levels.

Gross Profit. Gross profit for the six months ended March 31, 2001 was RMB 1,552,227 or 23.5% of sales. Gross profit for the six months ended March 31, 2000 was RMB 4,632,193 or 18.83% of sales. The gross profit margin increased in 2001 as compared to 2000 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenue.

Administrative and General Expenses. Administrative and general expenses for the six months ended March 31, 2001 were RMB 1,596,375 or 24.2% of sales, as compared to RMB 3,304,411 or 13.4% of sales, a decrease of RMB 1,708,036 or 51.7%. Administrative and general expenses, in particular salaries and related costs, decreased in 2001 as compared to 2000 primarily as a result of decreases in costs incurred to support and expand business operation, including costs related to travel and office expenses, as well as legal and professional fees.

Selling Expenses. Selling expenses for the six months ended March 31, 2001 were RMB 245,481 or 3.7% of sales, as compared to RMB 600,996 or 2.4% of sales for the six months ended March 31, 2000, a decrease RMB 355,515 or 59.2%. Selling expenses decreased in 2001 as compared to 2000 as a result of a reduction in sales.

Income  (Loss) from Operations.     Loss from operations was RMB 289,629 for the
six months ended March 31, 2001, as compared to a income from operations of RMB 726,786 for the six months ended March 31, 2000.

Other  Income  (Expense).     The  Company recorded amortization of loan fees of
RMB 302,306 and RMB 308,143 for the six months ended March 31, 2001 and 2000, respectively.

Interest Expense. Interest expense for the six months ended March 31, 2001 was RMB 31,740 or 0.5% of sales. The company, through one of its subsidiaries, borrowed RMB 1,000,000 under short-term loans bearing interest at 7.254% in November 2000, and through another subsidiary borrowed RMB 1,000,000 under short-term loans bearing interest at 5.58% in March 2001. There were no similar loans during the quarter ended March 31, 2001.

The Company had interest income of RMB 35,058 and RMB 29,023 for the six months ended March 31, 2001 and 2000, respectively.

The Company did not record any commission income for the six months ended March 31, 2001, as compared to record RMB 251,100 for the six months ended March 31, 2000.

Income Taxes.          The Company recognized income taxes of RMB 84,829 and RMB
124,857 for the six months ended March 31, 2001 and 2000, respectively. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%. Pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.

Minority Interest. For the six months ended March 31, 2001 and 2000, the Company recorded a minority interest of RMB 29,622 and RMB 128,808 respectively, to reflect the interest of the Company's 30% joint venture partner in the net loss of Jiangxi Fenglin.

Net  Income  (Loss).     Net loss was RMB 643,824 for the six months ended March
31, 2001, as compared to a net income of RMB 702,717 for the six months ended March 31, 2000.

Consolidated  Financial  Condition:

Liquidity  and  Capital  Resources  -  March  31,  2001

Operating. For the six months ended March 31, 2001, the Company's operations utilized cash resources of RMB 1,901,143 as compared to utilizing cash resources of RMB 1,018,078 for the six months ended March 31, 2000. The Company's operations utilized more cash resources in 2001 as compared to 2000 primarily as a result of losses incurred during 2001. Increases in other receivables and deposit were financed in substantial part by accounts payable, and other payables and accruals. At March 31, 2001, cash and cash equivalents had decreased by RMB 656,632 to RMB 3,960,054, as compared to RMB 4,616,686 at September 30, 2000. The Company had working capital of RMB 16,825,124 at March 31, 2001, as compared to RMB 17,557,262 at September 30, 2000, resulting in current ratios of 1.43:1 and 1.54:1 at March 31, 2001 and September 30, 2000, respectively.

Accounts receivable.          Accounts receivable increased by RMB 1,340,517, to
RMB  39,371,357  at  March  31, 2001, from RMB 38,030,840 at September 30, 2000.
Accounts receivable increased during the six months ended March 31, 2001 as a result of extending credit terms offered to certain credit-worthy customers. Subsequent to the month ended March 31, 2001, an amount of RMB 9,180,000 was received from customers to settle part of the accounts receivable.

Inventories.          Inventories  increased  by RMB 1,027,988, to RMB 3,815,389 at March 31, 2001, from RMB 2,787,401 at September 30, 2000. Inventories increased during the six months ended March 31, 2001 in anticipation for the current selling season.

Amount due from related parties. Amount due from related parties decreased by RMB 767,091, to RMB 2,981,759 at March 31, 2001, from RMB 3,748,850 at
September 30, 2000 as a result of the repayment from an affiliated company of approximately RMB 800,000.

Investing.     During the six months ended March 31, 2001 and 2000, additions to property, plant and equipment aggregated RMB 659,489 and RMB 181,172, respectively.

Financing. During the six months ended March 31, 2001, two of the Company's subsidiaries arranged short-term bank loans of RMB 1,000,000 each to fund operations, which will be repaid during 2001. In addition, the Company repaid an amount of RMB 510,000 of unsecured short-term loans.

The Company anticipates, based on currently proposed plans and assumptions relating to its existing operations, that its projected cash flows from operations will be sufficient to support its planned operations for the next twelve months. Depending on the Company's rate of growth, the

Company may seek additional capital in the future to support expansion of operations and acquisitions.

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


New  Accounting  Pronouncements:

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

                           PART II. OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Sales  of  Equity  Securities

During the six months ended March 31, 2001, the Company did not issue any shares of common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:


(b)  Reports  on  Form  8-K:

     Six  Months  Ended  March  31,  2001  -  None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               AGROCAN CORPORATION
                               -------------------
                                  (Registrant)




Date:                                        By:  /s/  LAWRENCE  HON
                                                -----------------------------
                                                       Lawrence  Hon
                                                       President  and  Chief
                                                       Executive  Officer
                                                       (Duly  Authorized
                                                       Officer)




Date:                                        By:  /s/  CARL  YUEN
                                                ------------------------------
                                                       Carl  Yuen
                                                       Chief Financial Officer
                                                       (Principal  Financial
                                                       and Accounting Officer)