Form 10QSB
period 2001-06-30
AGROCAN CORP
filed 2001-08-20
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the  Quarterly  Period  Ended  June  30,  2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the  transition  period  from  _________  to  _________

                        Commission File Number: 0-25963

                              AGROCAN CORPORATION
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware
     ----------------------------                          ----------------
   (State or other jurisdiction of                        (I.R.S.  Employer
   incorporation or organization)                         Identification Number)

         Suite 706, Dominion Centre, 43-59 Queen's Road East, Hong Kong
             ------------------------------------------------------
                    (Address of principal executive offices)

                                011-852-2519-3933
                           --------------------------
                          (Issuer's telephone number)

                                 Not applicable
              ---------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
As of June 30, 2001, the Company had 2,464,970 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format: Yes [ ] No [X] Documents incorporated by reference: None.

                              AGROCAN  CORPORATION

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Balance Sheets (Unaudited) - June 30, 2001 and September 30, 2000

          Consolidated Statements of Operations and Comprehensive Income (Unaudited) - Three Months and Nine Months Ended June 30, 2001 and 2000

          Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2001 and 2000

          Notes to Consolidated Financial Statements (Unaudited) - Nine Months Ended June 30, 2001 and 2000

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

PART  II.  OTHER  INFORMATION

     Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                              AGROCAN CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        JUNE 30,                     SEPTEMBER 30,
                                                                          2001            2001           2000
                                                                           USD             RMB            RMB
                                                                       ------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $    46,386         385,002     4,616,686
  Accounts receivable                                                    1,702,675      14,132,207    38,030,840
  Other receivables and prepayments                                        482,053       4,001,045       480,688
  Inventories                                                              434,451       3,605,941     2,787,401
  Deposits                                                               1,020,160       8,467,324       434,521
  Amounts due from related parties                                       1,517,119      12,592,087     3,748,850
                                                                       ------------------------------------------

  TOTAL CURRENT ASSETS                                                   5,202,844      43,183,606    50,098,986

PROPERTY, PLANT AND EQUIPMENT - NET                                        777,995       6,457,355     6,297,254
DEFERRED COSTS                                                                   -               -       359,507
                                                                       ------------------------------------------

  TOTAL ASSETS                                                         $ 5,980,839      49,640,961    56,755,747
                                                                       ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank loans                                                $ 1,204,819      10,000,000             -
  Short-term loans-unsecured                                               410,869       3,410,212     3,980,212
  Accounts payable                                                         121,900       1,011,766    21,159,642
  Other payables and accruals                                              617,044       5,121,466     1,409,816
  Income tax payable                                                        80,567         668,703       847,324
  Deposits received                                                         78,974         655,482     1,481,629
  Amounts due to related parties                                           499,165       4,143,072     3,663,101
                                                                       ------------------------------------------

  TOTAL CURRENT LIABILITIES                                              3,013,338      25,010,701    32,541,724

MINORITY INTEREST                                                          135,887       1,127,861     1,129,531

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001 per share,
          authorized 10,000,000 shares; none issued
  Common stock, par value US$0.0001 per share,
          authorized 25,000,000 shares; issued and
          outstanding 2,464,970 shares at June 30, 2001                        246           2,042         1,934
  Capital in excess of par value                                         1,358,372      11,274,491    11,274,599
  Retained earnings
          Unappropriated                                                 1,411,605      11,716,325    11,324,705
          Appropriated                                                      56,049         465,204       465,204
  Other comprehensive income                                                 5,342          44,337        18,050
                                                                       ------------------------------------------

  TOTAL SHAREHOLDERS' EQUITY                                             2,831,614      23,502,399    23,084,492
                                                                       ------------------------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 5,980,839      49,640,961    56,755,747
                                                                       ==========================================

See notes to consolidated financial statements.

                              AGROCAN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                       ------------------------------------------
                                                                           2001            2001           2000
                                                                       ------------------------------------------
                                                                           USD             RMB            RMB

NET SALES                                                              $ 1,087,595       9,027,035    14,934,984

COST OF SALES                                                              804,530       6,677,600    11,844,731
                                                                       ------------------------------------------

GROSS PROFIT                                                               283,065       2,349,435     3,090,253

ADMINSTRATIVE AND GENERAL EXPENSES                                          89,223         740,547       771,314

SELLING EXPENSES                                                            48,168         399,793       571,321
                                                                       ------------------------------------------

INCOME FROM OPERATIONS                                                     145,674       1,209,095     1,747,618

OTHER INCOME (EXPENSE)
   Interest income                                                             495           4,111         3,514
   Interest expense                                                         (2,543)        (32,630)            -
   Amortization of loan fees                                                (6,892)        (57,200)     (154,067)
                                                                       ------------------------------------------

INCOME BEFORE INCOME TAXES                                                 136,734       1,123,376     1,597,065

INCOME TAXES                                                                 7,227          59,981       380,835
                                                                       ------------------------------------------

INCOME BEFORE MINORITY INTEREST                                            129,507       1,063,395     1,216,230

MINORITY INTEREST                                                           (3,367)        (27,952)     (111,334)
                                                                       ------------------------------------------

NET INCOME                                                             $   126,140       1,035,443     1,104,896
                                                                       ------------------------------------------

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustments                                  3,167          26,287         4,485
                                                                       ------------------------------------------

COMPREHENSIVE INCOME                                                       129,307       1,061,730     1,109,381
                                                                       ==========================================
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                 2,318,318       2,318,318     2,197,460
   Diluted                                                               2,318,318       2,318,318     2,514,175

BASIC EARNINGS PER SHARE                                               $      0.06            0.46          0.50
                                                                       ------------------------------------------

DILUTED EARNINGS PER SHARE                                             $      0.06            0.46          0.44
                                                                       ------------------------------------------

See notes to consolidated financial statements.

                              AGROCAN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                           2001            2001           2000
                                                                       ------------------------------------------
                                                                           USD             RMB            RMB

NET SALES                                                              $ 1,883,504      15,633,080    39,535,894

COST OF SALES                                                            1,413,424      11,731,418    31,813,448
                                                                       ------------------------------------------

GROSS PROFIT                                                               470,080       3,901,662     7,722,446

ADMINSTRATIVE AND GENERAL EXPENSES                                         281,557       2,336,922     4,075,725

SELLING EXPENSES                                                            77,744         645,274     1,172,317
                                                                       ------------------------------------------

INCOME FROM OPERATIONS                                                     110,779         919,466     2,474,404

OTHER INCOME (EXPENSE)
   Interest income                                                           4,719          39,169        32,537
   Interest expense                                                         (7,755)        (64,370)            -
   Commission income                                                             -               -       251,100
   Amortization of loan fees                                               (43,314)       (359,506)     (462,210)
                                                                       ------------------------------------------

INCOME BEFORE INCOME TAXES                                                  64,429         534,759     2,295,831

INCOME TAXES                                                                17,447         144,810       505,692
                                                                       ------------------------------------------

INCOME BEFORE MINORITY INTEREST                                             46,982         389,949     1,790,139

MINORITY INTEREST                                                              201           1,670        17,474
                                                                       ------------------------------------------

NET INCOME                                                             $    47,183         391,619     1,807,613
                                                                       ------------------------------------------

OTHER COMPREHENSIVE INCOME
   Foreign currency translation adjustments                                  3,167          26,287         4,663
                                                                       ------------------------------------------

COMPREHENSIVE INCOME                                                        50,350         417,906     1,812,276
                                                                       ==========================================

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                 2,318,318       2,318,318     2,185,814
   Diluted                                                               2,318,318       2,318,318     2,502,529

BASIC EARNINGS PER SHARE                                               $      0.02            0.18          0.83
                                                                       ------------------------------------------

DILUTED EARNINGS PER SHARE                                             $      0.02            0.18          0.72
                                                                       ------------------------------------------

See notes to consolidated financial statements.

                              AGROCAN CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                           2001            2001           2000
                                                                       ------------------------------------------
                                                                           USD             RMB            RMB
OPERATING ACTIVITIES
Net Income                                                             $    47,183         391,619     1,807,613
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Amortization of deferred costs                                            43,314         359,507       530,686
  Depreciation                                                              65,992         547,736       290,719
  Capital reserve transfer                                                       -               -        69,248
  Minority interest                                                           (201)         (1,670)      (17,474)
  (Increase) decrease in account receivable                              2,879,353      23,898,633   (21,497,879)
  Increase in other receivables, prepayments and deposits               (1,391,947)    (11,553,160)   (1,278,801)
  Increase in inventories                                                  (98,619)       (818,540)   (4,051,806)
  (Increase) decrease in amounts due from related parties               (1,065,450)     (8,843,237)    1,137,210
  Increase (decrease) in accounts payable                               (2,427,455)    (20,147,876)   13,463,879
  Decrease in income tax payable                                           (21,521)       (178,621)     (269,365)
  Increase in other payables and accruals                                  447,187       3,711,650     4,229,401
  Decrease in deposits received                                            (99,536)       (826,147)            -
  Increase in amounts due to related parties                                57,828         479,971     1,475,532
                                                                       ------------------------------------------
  Net cash used in operating activities                                 (1,563,872)    (12,980,135)   (4,111,037)
                                                                       ------------------------------------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                               (85,281)       (707,836)     (184,182)
  Additions to construction in progress                                          -               -        (8,242)
                                                                       ------------------------------------------
  Net cash used in investing activities                                    (85,281)       (707,836)     (192,424)
                                                                       ------------------------------------------

FINANCING ACTIVITIES
  Repayment of short term bank loan                                              -               -    (1,480,000)
  Repayment of short term loans - unsecured                                (68,674)       (570,000)            -
  Proceeds from issuance of common stock                                         -               -        22,412
  Proceeds from short term bank loans                                    1,204,819      10,000,000     1,780,000
                                                                       ------------------------------------------
  Net cash provided by financing activities                              1,136,145       9,430,000       322,412
                                                                       ------------------------------------------

Net decrease in cash and cash equivalents                                 (513,008)     (4,257,971)   (3,981,049)
Cash and cash equivalents, beginning                                       556,227       4,616,686     5,027,798
Effect of exchange rate changes on cash                                      3,167          26,287         4,663
                                                                       ------------------------------------------

Cash and cash equivalents, ending                                      $    46,386         385,002     1,051,412
                                                                       ==========================================

See notes to consolidated financial statements.

AGROCAN  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NINE  MONTHS  ENDED  JUNE  30,  2001  AND  2000
(UNAUDITED)
(EXPRESSED  IN  RENMINBI)

1.   THE  INTERIM  FINANCIAL  STATEMENTS

     The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended September 30, 2000, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the September 30, 2000 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full fiscal year.

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


2.   INVENTORIES

     Inventories at June 30, 2001 and September 30, 2000 are comprised of the following:

                        JUNE 30, 2001     SEPTEMBER 30, 2000

                        USD       RMB            RMB
     RAW MATERIALS   $230,470  1,912,902           2,238,353
     FINISHED GOODS   203,981  1,693,039             549,048
                     --------  ---------  ------------------
                     $434,451  3,605,941           2,787,401
                     ========  =========  ==================


3.   SHORT-TERM  BANK  LOANS

     During the nine months ended June 30, 2001, three of the Company's subsidiaries arranged short-term bank loans in the total amount of RMB 10,000,000 to fund operations. One of the loans in the amount of RMB
     1,000,000, is due on August 19, 2001 and bears interest at 6.3375%. A second loan for RMB 1,000,000 is due on June 19, 2002 and bears interest at 5.3625%. A third loan for RMB 5,000,000, bears interest at 6.138% and was due on July 15, 2001. A fourth loan for RMB 3,000,000, bears interest at 6.138% and is due on September 29, 2001. Subsequent to the three months ended June 30, 2001, the first and third loans were repaid.

4.   INCOME  TAXES

     During the nine months ended June 30, 2001, the Company's subsidiaries incurred income taxes of RMB 144,810. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. As manufacturing companies, the Company's PRC subsidiaries operate in special zones, which entitles them to a reduced national income taxes rate of 24%, and the subsidiaries are exempt from local income tax. Further, pursuant to the approval of the relevant PRC tax authorities, the subsidiaries are fully exempted from PRC income taxes for two years starting from the date profits are first recognized, followed by a 50% exemption for the next three years.


5.   EARNINGS  PER  SHARE

     Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.


6.   RELATED  PARTY  TRANSACTIONS

     The Company had made a loan of RMB 9,085,790 to an affiliated entity owned by two of the Company's directors. The loan is non-interest bearing, and is due on demand.


7.   DEPOSITS

     One of the Company's subsidiaries had made refundable deposits of RMB 8,000,000 to its major supplier for purchasing raw material in anticipation of the next planting season. The raw material is expected to be delivered to the subsidiary by the end of September 2001.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

AgroCan (China) Inc. was established in 1996 to develop, produce and sell fertilizers and other products and technologies to enhance the agricultural output of China. The Company produces various compound fertilizers, which are the end product made from the combination of three primary nutrients, nitrogen, phosphate and potassium, mixed together with other elements such as iron, zinc, copper and manganese. These ingredients are blended in different proportions and packed into 50-kilogram bags. The Company designs its compound fertilizers for specific climate, soil and crop requirements of each individual geographic market. As of June 30, 2001, the Company had established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and the Company intends to enter markets in other provinces in China.

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

Consolidated  Results  of  Operations:

Three  Months  Ended  June  30,  2001  and  2000:

Sales. The sales for the three months ended June 30, 2001 were RMB 9,027,035 as compared to sales of RMB 14,934,984 for the three months ended June 30, 2000, a decrease of RMB 5,907,949 or 39.6%. The decrease in sales in 2001 as compared to 2000 was due to the bad weather and serious flooding that occurred in the Guangxi Province resulting in the cessation of almost all planting activities during June. Since it is close to the end of the planting season, management believes that it is unlikely that prior year sales level will be achieved.

Gross Profit. Gross profit for the three months ended June 30, 2001 was RMB 2,349,435 or 26% of revenues, as compared to RMB 3,090,253 or 20.7% of revenues for the three months ended June 30, 2000. The gross profit margin increased in 2001 as compared to 2000 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenues.

Administrative and General Expenses. Administrative and general expenses for the three months ended June 30, 2001 were RMB 740,547 or 8.2% of revenues, as compared to RMB 771,314 or 5.2% of revenues for the three months ended June 30, 2000, a decrease of RMB 30,767. In view of the reduced level of sales and production during the quarter ended June 30, 2001, management was able to reduce administrative and general expenses, primarily in discretionary wages, travel and office expenses.

Selling Expenses. Selling expenses for the three months ended June 30, 2001 were RMB 399,793 or 4.4% of revenues, as compared to RMB 571,321 or 3.8% of revenues for the three months ended June 30, 2000, a decrease of RMB 171,528. Selling expenses decreased in 2001 as compared to 2000 as a result of a reduction in sales arising as a result of the bad weather and the serious flooding in Guangxi Province.

Income  from  Operations.     Income  from  operations was RMB 1,209,095 for the
three months ended June 30, 2001, as compared to an income from operations of RMB 1,747,618 for the three months ended June 30, 2000.

Other  Income  (Expense).     The  Company recorded amortization of loan fees of
RMB 57,200 and RMB 154,067 for the three months ended June 30, 2001 and 2000, respectively.

Interest Expense. Interest expense for the three months ended June 30, 2001 was RMB 32,630 or 0.4% of revenues. The company, through one of its subsidiaries, borrowed RMB 1,000,000 under short-term loans bearing interest at 6.3375% in November 2000, and through other subsidiary borrowed RMB 1,000,000 under short-term loans bearing interest at 5.3625% in March 2001. The Company also through another subsidiary borrowed RMB 8,000,000 under short-term loans bearing interest at 6.138%.

The Company had interest income of RMB 4,111 for the three months ended June 30, 2001 and RMB 3,514 for the three months ended June 30, 2000.

Income Taxes.          The Company recognized income taxes of RMB 59,981 and RMB
380,835 for the three months ended June 30, 2001 and 2000, respectively. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%.

Minority Interest. For the three months ended June 30, 2001 and 2000, the Company recorded a minority interest of RMB 27,952 and RMB 111,334 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net  Income  / Loss.     Net income was RMB 1,035,443 for the three months ended
June 30, 2001, as compared to a net income of RMB 1,104,896 for the three months ended June 30, 2000.

Nine  Months  Ended  June  30,  2001  and  2000:

Sales. Sales for the nine months ended June 30, 2001 were RMB 15,633,080, as compared to sales of RMB 39,535,894 for the nine months ended June 30, 2000, a decrease of RMB 23,902,814 or 60.5%. The decrease in sales in 2001 as compared to 2000 was due to the bad weather and as a result of the serious flooding that occurred in Guangxi Province resulting in the cessation of almost all the planting activities during June. Since it is close to the end of the planting season, management believes it is unlikely that prior year sales level will be achieved.

Gross Profit. Gross profit for the nine months ended June 30, 2001 was RMB 3,901,662 or 25% of sales. Gross profit for the nine months ended June 30, 2000 was RMB 7,722,446 or 19.5% of sales. The gross profit margin increased in 2001 as compared to 2000 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenue.

Administrative and General Expenses. Administrative and general expenses for the nine months ended June 30, 2001 were RMB 2,336,922 or 15% of sales, as compared to RMB 4,075,725 or 10.3% of sales, a decrease of RMB 1,738,695 or 42.7%. Administrative and general expenses, in particular salaries and related costs, decreased in 2001 as compared to 2000 primarily as a result of decreases in costs incurred to support and expand business operation, including costs related to travel and office expenses, as well as legal and professional fees.

Selling Expenses. Selling expenses for the nine months ended June 30, 2001 were RMB 645,274 or 4.1% of sales, as compared to RMB 1,172,317 or 3% of sales for the nine months ended June 30, 2000, a decrease RMB 527,043 or 45%. Selling expenses decreased in 2001 as compared to 2000 as a result of a reduction in sales.

Income  (Loss)  from  Operations.     Income from operations was RMB 919,466 for
the nine months ended June 30, 2001, as compared to an income from operations of RMB 2,474,404 for the nine months ended June 30, 2000.

Other  Income  (Expense).     The  Company recorded amortization of loan fees of
RMB 359,506 and RMB 462,210 for the nine months ended June 30, 2001 and 2000, respectively.

Interest Expense. Interest expense for the nine months ended June 30, 2001 was RMB 64,370 or 0.4% of sales. The company, through one of its subsidiaries, borrowed RMB 1,000,000 under short-term loans bearing interest at 6.3375% in November 2000, and through other subsidiary borrowed RMB 1,000,000 under short-term loans bearing interest at 5.3625% in March 2001. The Company also through another subsidiary borrowed RMB 8,000,000 under short-term loans bearing interest at 6.138%.

The Company had interest income of RMB 39,169 and RMB 32,537 for the nine months ended June 30, 2001 and 2000, respectively.

The Company did not earn any commission income for the nine months ended June 30, 2001, as compared to RMB 251,100 for the nine months ended June 30, 2000.

Income  Taxes.          The  Company  recognized income taxes of RMB 144,810 and
RMB 505,692 for the nine months ended June 30, 2001 and 2000, respectively. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries are subject to income taxes at an effect rate of 33%.

Minority Interest. For the nine months ended June 30, 2001 and 2000, the Company recorded a minority interest of RMB 1,670 and RMB 17,474 respectively, to reflect the interest of the Company's 30% joint venture partner in the net loss of Jiangxi Fenglin.

Net  Income.     Net  income  was RMB 391,511 for the nine months ended June 30,
2001, as compared to net income of RMB 1,807,613 for the nine months ended June 30, 2000.

Consolidated  Financial  Condition:

Liquidity  and  Capital  Resources  -  June  30,  2001

Operating. For the nine months ended June 30, 2001, the Company's operations utilized cash resources of RMB 12,980,133 as compared to utilizing cash resources of RMB 4,111,037 for the nine months ended June 30, 2000. The

Company's operations utilized more cash resources in 2001 as compared to 2000 primarily as a result of making a total of RMB 8,000,000 in trading deposits with one of the major suppliers. Increases in other receivables and deposits were financed by a short-term loan of RMB 8,000,000 from a local bank. At June 30, 2001, cash and cash equivalents had decreased by RMB 4,257,969 to RMB 385,002, as compared to RMB 4,616,686 at September 30, 2000. The Company had working capital of RMB 18,172,905, at June 30, 2001, as compared to RMB 17,557,262 at September 30, 2000, resulting in current ratios of 1.73:1 and 1.54:1 at June 30, 2001 and September 30, 2000, respectively.

Accounts  receivable.          Accounts  receivable decreased by RMB 23,898,633,
to  RMB  14,132,207 at June 30, 2001, from RMB 38,030,840 at September 30, 2000.
Accounts receivable decreased during the nine months ended June 30, 2001 as a result of settlement of part of the accounts receivable.

Inventories.          Inventories  increased by RMB 818,540, to RMB 3,605,941 at
June 30, 2001, from RMB 2,787,401 at September 30, 2000. Since the production stopped in July, inventories increased during the nine months ended June 30, 2001 in anticipation of the rest of the year.

Amount due from related parties. Amount due from related parties increased by RMB 8,843,237, to RMB 12,592,087 at June 30, 2001, from RMB 3,748,850 at
September 30, 2000 as a result of making loan to an affiliated company of approximately RMB 9,000,000.

Investing.     During the nine months ended June 30, 2001 and 2000, additions to property, plant and equipment aggregated RMB 707,836 and RMB 192,424, respectively.

Financing. During the nine months ended June 30, 2001, three of the Company's subsidiaries arranged short-term bank loans with total amount of RMB 10,000,000 to fund operations. These are to be repaid within one year. In addition, the Company repaid an amount of RMB 570,000 of unsecured short-term loans.

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

                           PART II. OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

Sales  of  Equity  Securities

During the nine months ended June 30, 2001, the Company issued 130,000 shares of common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

(b)  Reports  on  Form  8-K:

     During the nine months ended June 30, 2001, the Company filed the following report on Form 8-K:

Form    Filing  Date         Event  Reported
----    ------------         ---------------
8-K     May 25, 2001         A report on Form 8-K (item 5), which announced the
                             Company's principal executive office was relocated.

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



                                             AGROCAN CORPORATION
                                             -------------------
                                                (Registrant)




Date:  August  20,  2001                  By:  /s/  LAWRENCE  HON
                                             --------------------------------
                                                Lawrence  Hon
                                                President  and  Chief
                                                Executive  Officer
                                                (Duly  Authorized
                                                Officer)




Date:  August  20,  2001                  By:  /s/  CARL  YUEN
                                             ---------------------------------
                                                Carl  Yuen
                                                Chief  Financial  Officer
                                                (Principal  Financial
                                                and  Accounting  Officer)