Form 10KSB
period 2001-09-30
AGROCAN CORP
filed 2002-01-11
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  September 30, 2001

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

               DELAWARE                                         N/A
      -------------------------------                   ----------------------
      (State of other jurisdiction of                     (I.R.S.  Employer
      incorporation  or  organization)                  Identification Number)

          Suite 706 Dominion Centre, 43-59 Queen's Road East, HONG KONG
          -------------------------------------------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 2001 were RMB 19,411,848 (U.S. $2,338,777).

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of September 30, 2001 was U.S. $333,334.

The issuer had 2,684,970 shares of common stock issued and outstanding as of September 30, 2001.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                                     PART I.

ITEM  1.  DESCRIPTION OF BUSINESS

GENERAL

AgroCan Corporation, a Delaware corporation, was incorporated in December 1997. We hold all of the capital stock of our subsidiary, AgroCan (China) Inc., a British Virgin Islands corporation ("AgroCan China"). AgroCan China in turn has interests in three subsidiary companies (the "Subsidiaries") located in the People's Republic of China ("China" or the "PRC"), which includes two wholly owned companies and a joint venture company in which we hold a seventy percent
(70%) interest. The chart below describes each of the subsidiaries. Unless the context indicates otherwise, reference to the Company shall include the Subsidiaries.

AgroCan China was established-in 1996 to take advantage of the growing demand for fertilizers and other products and technologies that enhance the agricultural output of China. As of September 30, 2001, we have established an annual production capacity of 125,000 metric tons ("MT") for compound fertilizers in two of the largest agricultural provinces of China, Guangxi and Jiangxi, and plan to enter markets in other provinces. We are expanding our distribution channels, product lines and services in an attempt to provide comprehensive fertilizer solutions to niche markets including paddy rice, fruit trees and flowers in the agricultural growing areas of China.

The  following  is  a  summary  description  of  the  Subsidiaries and the Joint
Venture:

NAME OF            YEAR OF      OWNERSHIP                      CAPACITY PER       PRODUCT
SUBSIDIARY      ESTABLISHMENT  PERCENTAGE      LOCATION          YEAR(MT)       DESCRIPTION
--------------  -------------  -----------  ---------------  -----------------  -----------
Subsidiaries:

Guangxi               1996       100%       Nanning,           50,000           Compound
Linmao                                      Guangxi,                            fertilizers for
Fertilizer                                  PRC                                 eucalyptus,
Company                                                                         citrus,  paddy
Limited                                                                         rice, sugar cane
                                                                                and  flowers

Jiangxi               1997       100%       Fuzhou,            50,000           Compound
Jiali                                       Jiangxi,                            fertilizers for
Chemical                                    PRC                                 citrus,  fruit
Industry                                                                        trees,  paddy
Company                                                                         rice,  tobacco
Limited                                                                         and  flowers
Joint Venture:


Jiangxi               1996        70%       Nanchang,          25,000           Compound
Fenglin                                     Jiangxi,                            fertilizers for
Chemical                                    PRC                                 aspen,  citrus,
Industry                                                                        fruit  trees,
Company                                                                         paddy  rice, oil
Limited                                                                         vegetable  and
                                                                                flowers

PRODUCTS

We produce various compound fertilizers. Compound fertilizers are the end product made from the combination of the three primary nutrients: nitrogen (N), phosphate (P) and potassium (K), together with other elements, such as iron, zinc, copper and manganese. These elements are blended in different proportions and are made into pellets and packed into bags of 50 kilograms ("kg") each. Compound fertilizers are also commonly called NPK fertilizers. Our compound fertilizers are designed and formulated for the specific climate, soil and crop requirements of each individual geographic market.

According to irrigated area consumption of fertilizer figures compiled by the State Statistical Bureau, People's Republic of China, and published in the China Statistical Yearbook (2001), compound fertilizers have become increasingly popular in China over the last 20 years. We believe this trend has occurred because compound fertilizers can provide crops and plants with balanced nutrients and maintain the Ph values of the soil. The following is a list of the main compound fertilizers developed and manufactured by us:

                  N-P-K  RATIO                   APPLICATIONS
                  ------------                   ------------

                  15-6-9                         Paddy  rice

                  8-18-10                        Wheat

                  14-6-10                        Cotton

                  12-9-9                         Corn

                  5-10-10                        Tobacco

                  12-8-10                        Sugar  cane

                  16-16-16                       General  application

                  12-10-8                        Eucalyptus  plantation

                  12-12-8                        Aspen  plantation

                  10-7-8                         Fruit  tree

Our compound fertilizers are sold under the brand name "AgroCan Three Leaves" (see "Marketing and Distribution").

PRODUCTION

In order to maintain consistent quality which in turn improves our corporate image, each of our fertilizer plants are designed and built with standard production facilities. Our plant management and employees are trained to operate the plants with consistent operating procedures and methods in an attempt to make sure that the quality of our products does not vary from plant to plant. Our procedures are based on the requirements of ISO 9000 standards. The ISO 9000 standards were developed by the International Organization for Standardization, a non-governmental private organization with membership involving 120 countries around the world and represent an international consensus on good management practice. These standards give organizations guidelines on what constitutes an effective quality management system, which in turn can serve as a framework for continuous improvement. The standard procedures include:

     -  raw  material  storage  practices
     -  material  feeding  steps  and  speed  of  the  production  line
     -  fertilizer  blending  control
     -  production  capability  analysis  (Cpk)
     -  packing  and  weighting  of  finished  products
     -  storage  and  procurement

All of our products are made from urea, phosphate, potash and other non-hazardous chemicals. The production process does not cause any chemical reaction and we do not incur any additional costs for compliance with environmental laws in China.

QUALITY  CONTROL

The desired quality and level of nutrient output can be obtained which by blending different proportions of NPK input along with water and other necessary ingredients have a significant impact on output cost and quality. All our plants are equipped with computer systems which monitor our production to assist in cost and quality control. Quality assurance in our products and quality control in our manufacturing process are priorities for our company. We believe that continuous improvement in product quality is vital to increasing our sales and enhances our competitiveness. We plan to establish and implement a comprehensive quality-upgrading program in our plants which we hope will lead to ISO 9000 certification.

The laboratories of each plant are continually conducting research for better formulae to meet plant/crop requirements and at the same time to optimize material combinations. Our in-plant laboratories are also responsible for testing our manufacturing output to ensure the appropriate level of quantity and quality.

SEASONS  AND  INVENTORY  CONTROL

There are two planting seasons (spring and fall) in China. Prices of fertilizers fluctuate between the two planting seasons. The prices of fertilizer increase during planting seasons and decrease during other periods. Companies generally obtain raw materials by signing purchase contracts at the end of the off-seasons when prices generally drop to the lowest level. Our main raw materials: urea, phosphate and potash are currently widely available and we have no reason to believe that we will not be able to have ample supplies at reasonable prices.

Our product mix allows sales of compound fertilizers with crop rotations in different months. However, our sales revenues are lower in the off-season as a result of decreased sales volume and lower prices.

PRODUCT  DEVELOPMENT

We attempt to place considerable emphasis on the research and development of new products and technology. We have been very careful to cultivate good working relationships with major national and local agricultural and soil research institutes in China, as well as the Ministry of Agriculture, State Petroleum and Chemical Bureau, and State Forestry Bureau. We regularly engage the various institutes to conduct discrete research projects and testing on our behalf. Our management regularly meets with the government ministry and bureaus to obtain information on national policies and statistics with regard to the fertilizer and agricultural industries and advises these governmental agencies of industry developments. We currently retain a group of engineers and scientists as consultants to support the research teams at each subsidiary. We have not applied for any patents, since we believe that patent protection is not available to protect the formulations of the Company's products as the ratios and proportion of the different materials change in accordance with a number of variables including soil, plant, season and weather conditions.

MARKETING  AND  DISTRIBUTION

The State Internal Trade Bureau of the PRC maintains distribution systems and channels from provincial to local levels. Our main customers are the farming supplies bureaus and cooperatives under the State Internal Trade Bureau. These entities act as wholesalers to individual farmers. State-owned farms and plantations are also major accounts of the company, and are serviced by the Company's sales representatives at each Subsidiary. These direct sales units are responsible for maintaining good working relationships with our customers. We have also established our own provincial distribution channels in several of our target markets. As of September 30, 2001, the Company had established a total of 250 retail points of sales in Guangxi and Jiangxi provinces. During the fiscal year ended September 30, 2001, the Company had four customers that each accounted for more than 10% of total sales: Jia Hua Co. Ltd. (17.5%), GuiJia (15.3%), Jia Zhang Co. Ltd. (14.4%) and Chu Kwok Ping (12%).

As part of our marketing effort, we conduct soil and vegetation surveys on a regular basis and provides technical support to customers. Prior to the launching of any new compound fertilizers, testing fields are established and data is collected for further studies. The tests are conducted in collaboration with customers and the test results are certified by customers. Management believes that such close collaboration with customers enhances customer satisfaction and promotes customer loyalty.

PRICING

Market prices of fertilizers and constituent ingredients generally follow a seasonal fluctuation worldwide as well as in China. We have adopted a purchasing policy to order raw materials during the low price seasons so that product cost can be minimized. The raw materials are then stored at each plant for future use in the manufacturing process. We have recently started to source raw materials like urea directly from the producers rather than through intermediaries. This approach is expected to reduce our reliance on intermediates and thus reduce raw material costs as we will not have to pay the intermediary's markup. We purchase our raw materials from over thirty different suppliers. During the fiscal year ended September 30, 2001, we had four suppliers that each provided more than 5% of our raw materials: Chu Kwok Ping (13%), Gia Fa Fu Ti Agricultural Retail Spot (7.5%), Wu Min Agricultural Capital Co. Ltd. (7.9%) and Hu Gan Agricultural Capital Co. Ltd. (5.7%). We are not reliant on any single supplier for our raw material supply.

Selling prices of our fertilizers are basically in line with the prevailing market prices in the respective markets where our plants are located. However, we are generally able to charge a slight premium (2% to 4%) over our competitors because of the stability and high quality of our products. The Joint Venture Agreement for Jiangxi Fenglin Chemical Industry Company Limited provides that the product price shall be calculated, in general, as the cost of raw materials plus 12% gross profit. However, as the controlling party of the Joint Venture, we have the right to increase or decrease prices without the approval of any governmental unit or other party.

THE  MARKET

According to the population and its composition statistics published in the 2001 China Statistics Yearbook, in 2000, 64% of the population (about 807 million people) lived in rural areas of China. The irrigated land per capita of China is 0.04 hectare, which is only approximately 50% of that of the United States. Total arable land area was reduced between 1961 and 1978 when China initiated its open-door economic policy. Arable area has been further reduced since 1978.

However, during this period, grain output has increased two- to three-fold. The output per hectare also increased in a similar way. The following comparative table shows the trend:

       CULTIVATED AREA            GRAIN OUTPUT           OUTPUT PER
          (MILLION              (MILLION METRIC           HECTARE
YEAR      HECTARES)      -/+         TONS)        -/+   (METRIC TONS    -/+
----  ----------------  ------  ---------------  -----  ------------  ------
1961       103.4                     109.9                     1.06

1978       97.3         - 5.9%       272.9       + 167%        2.80    + 164%

2000       93.0*        - 2.4%       462.2       +  69%        4.97    +  78%

*Estimate  cultivated  area  in  the  year  2000
Source:  FAO  &  China  Statistical  Yearbook  (2001)

With the reduction of agricultural land, there is a significant need in China to increase the output of crops per hectare. One of the methods to increase crop yield is to fertilize. China is the world's largest importer of fertilizers, importing over 24% of its fertilizer requirements. In 2000, China imported 5,680,000 metric tons of Compound Fertilizers. The Chinese government imposes an import quota system to control the import of various types of fertilizers.

THE  WORLDWIDE  MARKET

Average annual worldwide consumption of fertilizers was about 130 million metric tons between 1991 and 1997. In that period, developing countries in the aggregate consumed an average of 59 million metric tons annually, accounting for 45.7% of the total consumption. China was the most significant fertilizer user in the world, consuming an average of 40 million metric tons between 1996 and 2000. During 2000, China's consumption increased to a record high of 41.5 million metric tons, representing 27% of total worldwide consumption. These statistics were obtained from two worldwide Organizations, the Food and Agriculture Organization (FAO) and Fertilizer Advisory Development and Information Network for Asia and the Pacific (FADINAP), under sponsorship of the United Nations.

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

Between  1980  and 2000, total consumption of fertilizer in China increased from
16.7 metric tons to 41.5 million metric tons, representing an average of 6.7% per annum. The annual average growth for NPK compound fertilizers was 9.5%, 8.6%, 3.0%, 7.1% and 4.3% from 1996 to 2000, respectively. Based upon our discussions with our customers, we believe that demand for fertilizers in the next decade will continue to grow at the same pace as in the last decade. However, there can be no assurance that this trend will continue.

In order to improve efficient utilization of fertilizers, the PRC Ministry of Agriculture has opted for using more NPK compound fertilizers instead of single nutrients, such as urea. It is therefore also expected that demand for NPK compound fertilizers will gradually increase over the next ten years. This demand can be satisfied either by increasing imports or local production. In 1996, in order to capitalize on the market growth in NPK compound fertilizers, we established our first NPK compound fertilizer production plant in Guangxi and further expanded into Jiangxi in 1997. As of September 30, 2001, our total annual production capacity is approximately 125,000 metric tons.

We believe that our prospects for additional sales will increase following the entry of China into the World Trade Organization on November 10, 2001. We also believe that China's entry into the WTO will accelerate the implementation of a free market policy within the PRC. Implementation of the policy by China will allow more imports of high quality products and services from American and the rest of the world. At the same time China will allow foreign companies to do business freely in China. We, being an American company already operating in China for many years, should have significant advantages in China's trade expansion. In anticipation of China's entry into the WTO, we have been preparing for the opportunity and expect to identify several acquisitions that we believe will greatly enlarge distribution network as well as add new product lines. The president of AgroCan, Lawrence Hon, believes that should we be successful with our acquisitions, the additional business will help us to significantly increase our profitability in the next few years, however, there can be no assurance that we will be successful in finding and successfully closing acquisitions or the acquisitions, once closed, will make us profitable.

THE  COMPANY'S  MARKETS

In 2000, the usage of fertilizer in selected provinces and cities in the PRC was as follows:

                  IRRIGATED LAND     FERTILIZERS        FERTILIZERS         NPK
PROVINCE             (MILLION         CONSUMED           CONSUMED         CONSUMED
OR CITY              HECTARES)       (1,000 MT)     (TONS PER HECTARE)   (1,000 MT)
-----------------  ------------  --------------   --------------------  ------------
Guangxi                  1.5            1,570                1.05              423

Jiangxi                  1.9            1,069                0.56              227

Hebei and Tianjin        4.8            2,872                0.59              667



Henan                    4.7            4,195                0.89              799

Hubei                    2.1            2,471                1.19              457

Hunan                    2.7            1,822                0.68              299

Guangdong                1.5            1,762                1.19              261

Shandong                 4.8            4,232                0.88            1,301

Jiangsu                  3.9            3,355                0.86              787

Anhui                    3.2            2,532                0.79              673

Sichuan                  2.5            2,126                0.86              375

Beijing                  0.3              179                0.55               61

Shanghai                 0.3              193                0.68               23

SUB-TOTAL               34.2           28,378              10.77*            6,353

NATIONAL TOTAL          53.8           41,464               0.77*            9,179

--------------------------------

*Fertilizer consumed divided by Irrigated Land

Source:  China  Statistics  Yearbook  (2001)

For China's 9th Five-Year Plan (1996-2001), each of these provinces and cities were allocated more resources for development of their agricultural sectors by the central government. We have established one plant in Guangxi and two plants in Jiangxi. We plan to establish at least one plant in each of the above listed provinces and cities (the "Target Markets"). The Target Markets are prime agricultural developing provinces in China. Total cultivated land of these provinces constitutes 38.3% of the PRC total and their fertilizer consumption accounts for more than 68.4% of the national total. Fertilizer consumption per hectare in these provinces is also above the Chinese national average.

Fertilizer applications in these provinces and cities are mainly paddy rice, wheat, corn, sugar cane, tobacco, cotton, vegetables, tree plantation and fruit trees.

COMPETITION

LOCAL  SUPPLIERS

There are many small fertilizer producers in China, each with annual output of less than 10,000 metric tons that supply low quality fertilizers and compound fertilizers. Because of their small size, these producers are generally less cost effective, have low quality control and minimal product development capabilities. Generally, the single or dual chemical nutrients supplied by these producers are less effective at boosting the growth of plants as compared to our custom-made compound fertilizers.

INTERNATIONAL  SUPPLIERS

The second group of competitors consists of international producers and the traders who import fertilizers into China, including Agrium Inc., Cargill Group, Norsk Hydro Group, Kemira Agro Group, BASF Group, Marubeni Corporation, Mitsubishi Corporation, Canpotex Ltd. and Sinochem Group (China National Chemicals Import & Export Corp.). The products that are imported and traded range from single chemical elements like urea, phosphate and potash, to standard NPK compound fertilizers. The NPK ratios of imported products are in the range of 15-15-15. Qualities of imported products are generally higher and more stable than existing locally made fertilizers. Due to import duties, import license fees and shipping and transportation expenses, imported fertilizers are normally priced 10% to 25% higher than local products. The total quantities imported are also limited by the import quota system imposed by the Chinese government. We believe our products are competitive in quality compared to the imported fertilizers and because they are produced locally, our pricing does not include duties or import taxes.

There are presently a small number of joint venture fertilizer plants China. Most of these plants are Sino-Foreign Equity Joint Venture companies between Chinese-owned enterprises and foreign companies. They mainly produce basic fertilizer ingredients such as urea. These fertilizer producers do not constitute direct competition for us because their plants are isolated and are unable to supply the whole country as China's infrastructure is still under development and physical distribution is limited. Moreover, these plants do not maintain their own laboratories to develop new formulations and therefore do not have the capability to manufacture custom-made compound fertilizers that suit individual markets. The benefit of these joint venture fertilizer plants is that they can provide a stable supply of raw materials to our plants in different provinces.

COMPETITIVE  ADVANTAGES

We specialize in producing compound fertilizers, which are custom-made to suit local conditions, such as plant type, soil and climate. There are no more than two competitors in our selected markets capable of producing custom fertilizer products. We believe that we have the following competitive advantages:

     - our operations are located within a 200 kilometer radius of its market, resulting in savings in transportation costs, responsive customer services and market intelligence

     - we emphasize quality, as our compound fertilizer is of higher consistency and quality as compared to locally supplied compound fertilizers
     -  we offer a wide variety of products for different needs by local farmers
     -  we  conduct  proactive  product  and  market  development
     - because our plants are local we avoid import quotas, and which allows us to combine local and foreign expertise, and work closely with local farming supplies bureaus and cooperatives

EXPANSION  PLANS

Our current strategy in establishing operations in China is to first seek out existing operating production facilities suitable for our product lines. Once a potential site is located, we will endeavor to implement a consistent plant development strategy. Typically, the strategy is to form a joint venture with a local partner and provide initial capital. On-site management and financial, accounting and sales personnel are also provided, and our management personnel are expected to actively participate in the management and operations of the joint venture. Facilities are then updated as needed. We will provide technology to the joint venture with the goal of developing fertilizers suitable for the local market. Management believes that the capital outlay for this type of expansion strategy is lower than forming a new operation from scratch.

Our short-term objective is to build annual production capacities of up to 200,000 metric tons in several provinces other than Guangxi and Jiangxi, thus establishing standardized compound fertilizers plants in additional growing markets. At the same time, quality control programs for ISO 9000 certification will be implemented in our operations. Advertising and marketing programs are scheduled to be launched starting in the second quarter to enhance the "AgroCan Three Leaves" brand locally and nationally.

Our long-term objective is to become an influential participant in the modernization of the agricultural industry in China. We believe that China's agricultural industry will require high quality fertilizers, pesticides, seedlings and other agricultural products for the next century. In order to raise total land productivity with limited arable land, China must apply modern technology to its agricultural industry. We are currently evaluating opportunities to bring biotech and genetic technologies, which are already available and used in developed countries, to China.

JOINT  VENTURE

We own a 70% interest in the Joint Venture pursuant to a Joint Venture Contract dated October 18, 1996. The validity, interpretation, execution and settlement of disputes of the Joint Venture Contract is governed by PRC law and disputes are submitted for arbitration to the Foreign Economic and Trade Arbitration Commission of China Council for the Promotion of International Trade. Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws, including laws pertaining to PRC joint ventures, may be uncertain and sporadic, and implementation may be inconsistent.

EMPLOYEES

As of September 30, 2001, we had 45 full-time employees. There are 3 employees based in our corporate office in Hong Kong and 42 employees based in China. Of the 42 employees based in our various plant locations in China, 19 employees are involved with sales related activities and 23 employees are technical personnel in the agricultural field.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

HONG  KONG.     We  currently  occupy  office  space  in  Wanchai,  Hong  Kong, consisting of 1,000 square feet. Our lease expires April 30, 2003 and does not require an escalation in rent during the lease term. Our rent is 219,672 RMB per year.

NANNING, GUANGXI. Our subsidiary, Guangxi Linmao Fertilizer Company Limited, owns a fertilizer manufacturing plant in Nanning, Guangxi, consisting of 25,500 square feet. The plant was newly constructed in 1997 and is in good condition. The land lease expires January 28, 2017 and our annual rent is 24,000 RMB.

NANCHANG, JIANGXI. Our joint venture, Jiangxi Fenglin Chemical Industry Company Limited, leases a fertilizer manufacturing plant in Nanchang, Jiangxi, consisting of 21,800 square feet and includes the ground rent and building. Our annual rental for this property is 180,000 RMB.

FUZHOU, JIANGXI. Our subsidiary, Jiangxi Jiali Chemical Industry Company Limited owns a fertilizer manufacturing plant in Fuzhou, Jiangxi, consisting of 28,010 square feet. The plant was newly constructed in the fourth quarter of 1997 and completed in the first quarter of 1998 and is in good condition. The land lease expires June 30, 2057 and our annual rental is 21,360 RMB per year.

ITEM  3.  LEGAL  PROCEEDINGS

There are no pending or threatened legal proceedings against us, including our Subsidiaries and the Joint Venture.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the Company's security holders during the fiscal year ended September 30, 2001.

                                    PART II.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Since July 14, 2000, our common stock has been listed for trading on the OTC Bulletin Board under the symbol "AGRN". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market".

The following table sets for the range of bid prices of the Company's common stock as quoted on the OTC Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth the below was obtained from America Online.

                                           HIGH           LOW
                                       ------------  ------------
FISCAL YEAR ENDED SEPTEMBER 30, 2000
------------------------------------
Three months ended December 31, 1999         (1)         (1)
Three months ended March 31, 2000            (1)         (1)
Three months ended June 30, 2000           $3.25        $2.50
Three months ended September 30, 2000      $2.31        $1.19

FISCAL YEAR ENDED SEPTEMBER 30, 2001
------------------------------------

Three months ended December 31, 2000       $ 1.75       $0.97
Three months ended March 31, 2001          $ 1.56       $0.75
Three months ended June 30, 2001           $ 0.95       $0.30
Three months ended September 30, 2001      $ 0.31       $0.10

(1)  Not  quoted  during  the  period

As  of  September 30, 2001, there were 41 holders of record of our common stock.

DIVIDEND  POLICY

We have never paid dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for future growth. Earnings, if any, are expected to be retained to finance the expansion of our business. The payment of dividends on our common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the company and will be at the discretion of the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The following is information for all securities that the Company has sold within the past fiscal year without registering the securities under the Securities
Act:

     1. Pursuant to a board of director's resolution adopted on March 23, 2001, we adopted the "Fiscal 2000 Equity Compensation Plan". In connection with the plan, we issued 130,000 shares of common stock to two individuals for consulting services on the Company's behalf.

     2. Subsequent to the "Fiscal 2000 Equity Compensation Plan," we issued 220,000 shares of common stock at US$0.095 (RMB 0.7885) per share to two advisors when they decided to subscribe the Company's common stock on August 3, 2001.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning our expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund our capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

AgroCan Corporation was incorporated on December 8, 1997 in the State of Delaware. Effective December 31, 1997, we issued 1,598,646 shares of common stock, which represented all of the capital stock outstanding at the completion of this transaction, to the shareholders of AgroCan (China) Inc., a corporation incorporated in the British Virgin Islands, in exchange for all of the capital stock of AgroCan (China) Inc.

Prior to the above transaction, we had no material operations. The AgroCan China transaction was accounted for as a recapitalization of AgroCan (China) Inc., as the shareholders of AgroCan (China) Inc. acquired all of the capital stock of the company in a reverse acquisition. Accordingly, the assets and liabilities of AgroCan (China) Inc. were recorded at historical cost, and the shares of common stock issued by the company were reflected in the consolidated financial statements giving retroactive effect as if we had been the parent company from inception.

We, through AgroCan (China) Inc., currently own 100% interest in two wholly-owned subsidiaries, Guangxi Linmao Fertilizer Company Limited ("Guangxi Linmao") and Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). We, through AgroCan (China) Inc., also own a 70% interest in Jiangxi Fenglin Chemical Industry Company Limited, a Sino-Foreign Equity Joint Venture ("Jiangxi Fenglin"). All of the aforementioned entities are located in the People's Republic of China ("China" or the "PRC").

We account for our interest in Jiangxi Fenglin similar to a majority-owned subsidiary because of our 70% interest, our contractual ability to appoint four out of six directors to the Board of Directors, which is the highest authority for the joint venture, and our right to appoint the Chairman of the Board. Due to the rights asserted by the PRC partner under customary joint venture agreements, joint venture interests in the PRC are generally not consolidated in the financial statements of companies that report under the periodic reporting requirements of the United States Securities and Exchange Commission. However, as a result of the aforementioned factors specific to Jiangxi Fenglin, management believes that it is appropriate to consolidate the joint venture's operations into our consolidated financial statements.

We produce various compound fertilizers. These ingredients used are blended in different proportions and packed into 50 kilogram bags. As of September 30, 2001, we have established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and we intend to enter markets in other provinces in China.

Our customers are all located in the PRC, and sales to such customers are generally on an open account basis. During the fiscal years ended September 30, 2001 and 2000, we relied on a small number of customers for most of our sales. During the fiscal year ended September 30, 2001, five customers accounted for 65.8% of total sales (Jia Hua Co. Ltd.: 17.5%, Gui Jia: 15.3%, Jia Zhang Co.
Ltd.: 14.4%, Chu Kwok Ping: 12%, and Liu Yin Koo: 6.6% of total sales). During the fiscal year ended September 30, 2000, four customers accounted for 59% of total sales (18%, 15%, 15% and 11% of total sales). As of September 30, 2001 and 2000, approximately 95% and 67% of accounts receivable were generated from trade transactions with five significant customers, of which one customer accounted for approximately 38% and 51% of the accounts receivable balance, respectively.

We purchase our raw material from over thirty different suppliers located in the PRC. During the fiscal years ended September 30, 2001, five suppliers accounted for 37.9% of total purchases: Chu Kwok Ping (13%), Gia Fa Fu Ti Agricultural rental Spot (7.5%), Wu Min Agricultural Capital Co. Ltd. (7.9%), Hu Gan
Agricultural Capital Co. Ltd. (5.7%) and Wubei Hu Gan Co. Ltd. (3.8%) of total purchases of raw material. In the fiscal years ended September 30, 2000, two suppliers accounted for 54% of total purchases.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB"). The functional currency of the Company's

PRC operations is the RMB. The accounts of foreign operations are prepared in their local currency and are translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations. For all purposes in this report, unless otherwise specifically stated, the U.S. dollar equivalent for the PRC Renminbi is the official exchange rate of 8.277 RMB=$1.00 (U.S.).

Consolidated  Results  of  Operations:

Fiscal Years Ended September 30, 2001 and 2000:

Revenues. Revenues for the fiscal year ended September 30, 2001 were RMB 19,411,848, as compared to revenues of RMB 51,526,030 for the fiscal year ended September 30, 2000, a decrease of RMB 32,114,182 or 62.3%. The decrease in revenues in 2001 as compared to 2000 was a result of the company not generating any revenue from trading during the current year. Also, decreased revenues were due to the bad weather and serious flooding that occurred in the Guangxi Province resulting in the cessation of almost all planting activities earlier in the year. During the fiscal year ended September 30, 2001, the Company had five customers that accounted for 65.8% of revenue: Jia Hua Co. Ltd. (17.5%), GuiJia (15.3%), Jia Zhang Co. Ltd. (14.4%), Chu Kwok Ping (12%) and Liu Yin Koo (6.6%).

Gross Profit. Gross profit for the fiscal year ended September 30, 2001 was RMB 4,595,428 or 23.6% of revenues, as compared to RMB 9,581,094 or 18.6% of revenues for the fiscal year ended September 30, 2000, a decrease of RMB 4,985,666 or 52.0%. During the fiscal year ended September 30, 2001, we had five suppliers that provided 37.9% of our raw materials: Chu Kwok Ping (13%), Gia Fa Fu Ti Agricultural Retail Spot (7.5%), Wu Min Agricultural Capital Co. Ltd. (7.9%) Hu Gan Agricultural Capital Co. Ltd (5.7%) and Wubei Hu Gan Co. Ltd. (3.8%). The gross profit margin increased in 2001 as compared to 2000, as a percentage of revenues, as a result of our raising prices to focus on higher-margin customers and fluctuations in the cost of certain raw material components.

Administrative and General Expenses. Administrative and general expenses for the fiscal year ended September 30, 2001 increased by RMB 4,535,563 or 90%, to RMB 9,575,942 or 49.3% of revenues, as compared to RMB 5,040,379 or 9.8% of revenues for the fiscal year ended September 30, 2000. For the fiscal year ended September 30, 2001 and 2000, directors' remuneration of RMB 747,000 was included in administrative and general expenses. The increase was primarily due to allowance of uncollectible amounts receivable of approximately RMB 4,853,700, despite a decrease in costs incurred to support and expand business operations, including costs related to office operations, salaries and travel, as well as the legal and professional fees associated with the operation of a public company.

Selling Expenses. Selling expenses for the fiscal year ended September 30, 2001 decreased by RMB 145,983 or 14.2%, to RMB 883,659 or 4.6% of revenues, as compared to RMB 1,029,642 or 2.0% of revenues for the fiscal year ended September 30, 2000. Selling expenses decreased in 2001 as compared to 2000 as a result of decreased costs in office operations, salaries and travel, as well as product promotion costs.

Other Income (Expense). We did not receive subcontracting income for the fiscal year ended September 30, 2001 and received RMB 1,025,000 for the fiscal year ended September 30, 2000. We also did not receive commission income for the fiscal year ended September 30, 2001 and received RMB 251,100 for the fiscal year ended September 30, 2000. We recorded interest income of RMB 34,797 and RMB 31,747 for the fiscal years ended September 30, 2001 and 2000, respectively. We also received sundry income of RMB 17,435 for the fiscal year ended September 30, 2001 and did not receive sundry income for the fiscal year ended September 30, 2000. The Company recorded amortization of loan fees of RMB 359,506 and RMB 616,283 for the fiscal years ended September 30, 2001 and 2000, respectively.

Income Taxes. We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Our British Virgin Islands subsidiary is not liable for income taxes. Our PRC subsidiaries consist of two wholly-owned foreign enterprises and a 70%-owned Sino-Foreign Equity Joint Venture. PRC companies are generally subject to income taxes at an effective rate of 33% (30% national income tax plus 3% state income tax). As manufacturing companies, our subsidiaries operate in special zones, which entitles them to a reduced national income tax rate of 24%, and the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, the subsidiaries have been granted a "tax holiday", whereby the subsidiaries are fully exempt from PRC income taxes for two years starting from the year profits are first recognized, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Jiangxi Fenglin and Guangxi Linmao, subjecting them to an income tax at a rate of 12%. Effective October 1, 2000, the two-year, 100% exemption expired for Jiangxi Jiali, subjecting it to an income tax at a rate of 12%. Losses incurred by join ventures may be carried forward for five years.

We recorded income taxes of RMB 267,076 and RMB 464,966 for the fiscal years ended September 30, 2001 and 2000, respectively.

Minority Interest. For the fiscal years ended September 30, 2001 and 2000, the Company recorded a minority interest of RMB 9,907 and RMB (26,120), respectively, to reflect the interest of the Company's 30% joint venture partner -- Nanchang Organic Fertilizer Factory, in Jiangxi Fenglin.

Net  Income  (Loss).     Net  loss  was  RMB 6,428,616 for the fiscal year ended
September 30, 2001, as compared to net income of RMB 3,711,551 for the fiscal year ended September 30, 2000.

Consolidated  Financial  Condition:

Liquidity and Capital Resources  -  September 30, 2001:

Operating. For the fiscal year ended September 30, 2001, our operations utilized cash resources of RMB 1,839,970, as compared to a utilization of cash resources of RMB 3,381,008 for the fiscal year ended September 30, 2000. The decrease in the utilization of cash resources in 2001, compared to 2000 arose, primarily as a result of a decrease in accounts receivable. We had net working capital at September 30, 2001 of RMB 4,445,923, as compared to net working capital of RMB 17,557,262 at September 30, 2000, reflecting a current ratio of 1.52:1 at September 30, 2001, as compared to 1.54:1 at September 30, 2000.

Accounts receivable decreased by RMB 16,991,063, to RMB 12,748,777 at September 30, 2001, from RMB 38,030,840 at September 30, 2000. Accounts receivable decreased during the fiscal year ended September 30, 2001 as a result of the payment of trade receivables which was generated in the previous years as well as a result of the transfer of receivables of RMB 8,291,000 to advances receivable.

Accounts payable decreased by RMB 18,893,230, to RMB 2,266,412 at September 30, 2001, from RMB 21,159,642 at September 30, 2000. Accounts payable decreased during the fiscal year ended September 30, 2001 as a result of the payment of trade payables which occurred in the previous years.

Investing.     During  the  fiscal  years  ended  September  30,  2001 and 2000, additions to property, plant and equipment aggregated RMB 402,522 and RMB 445,943, respectively.

During the year ended September 30, 2001, the Company entered into an agreement with an unrelated third party under which the Company transferred trade accounts receivable balances of approximately RMB 8,291,000 and cash of approximately RMB 3,378,800 to the third party. These amounts, which are to be repaid quarterly beginning March 2002 through March 2004, are unsecured and bear interest of 1.5% per annum. In view of the extended payment terms, during the Company's fourth quarter, management reevaluated the agreement and provided an allowance against the transferred amounts of approximately RMB 3,501,000.

We have no material capital expenditure commitments outstanding at September 30, 2001.

Financing.     During  the  fiscal  year  ended  September  30, 2001, we had two unsecured bank loans of RMB 993,000 (US $119,639) and RMB 1,000,000 (US $120,482). The bank loans are interest bearing at 7.605% and 6.435% per annum and are to be repaid during the year ending September 30, 2002. One of the loans is guaranteed by one of our customers.

During the fiscal year ended September 30, 2000, we borrowed the sum of RMB 1,510,212 plus interest of RMB 75,000 from third parties. These loans are unsecured and were due on January 6, 2001 and, therefore, are currently in default. The loan agreement does not include default provisions and the Company has not incurred any additional obligations as a result of the default. We also have outstanding loans in the amount of RMB 1,900,000 which are non-interest bearing and payable on demand.

During the fiscal year ended September 30, 2001, in connection with the 'Fiscal 2000 Equity Compensation Plan', we issued 350,000 shares of common stock and received not proceeds of RMB 173,470. During the fiscal year ended September 30, 2000, we issued 164,510 shares of common stock upon exercise of common stock purchase warrants and received net proceeds of RMB 136,541.

We anticipate, based on currently proposed plans and assumptions relating to our existing operations, that our projected cash flows from operations, combined with cash that we expect to generate from the issuance of securities and from borrowings, will be sufficient to support our planned operations for the next twelve months. However, there can be no assurance that this will occur. Depending on our rate of growth, we may seek additional capital in the future to support expansion of operations and acquisitions.

Inflation  and  Currency  Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. Our success depends in substantial part on the continued growth and development of the Chinese economy. During the fiscal years ended September 30, 2001 and 2000, inflation and changing prices have had a minor impact on our operations and financial position. The actual rate of inflation in the agricultural sector has been nominal, and the price level of fertilizer products has been stable.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations. In addition, the Renminbi is not freely convertible into foreign currencies, and the ability to convert the Renminbi is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the Renminbi must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China. We expect that a portion of its revenues will need to be converted into other currencies to meet foreign exchange currency obligations, including the payment of any dividends declared.

Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, we do not believe that such an action would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of our products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely affect our financial performance when measured in United States dollars.

Recent  Accounting  Pronouncements:

In June 1997, the Financial Accounting Standards Board issued Statement No.130, "Reporting Comprehensive Income" ("SFAS No.130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No.130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defined comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Our only current component of comprehensive income is foreign currency translation adjustment. We have adopted SFAS No.130 for its fiscal year beginning October 1, 1998. Adoption of SFAS No. 130 did not have a material effect on our financial statement presentation and disclosures.

In June 1997, the Financial Accounting Standards Board issued Statement No.131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No.131"), which supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No.131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. SFAS No.131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No.131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No.131 requires comparative information for earlier years to be restated. We operate in only one segment, the manufacture and sale of fertilizer products. We have adopted SFAS No. 131 for our fiscal year beginning October 1, 1998. Adoption of SFAS No.131 did not have a material effect on our financial statement presentation and disclosures.

In February 1998, the Financial Accounting Standards Board issued Statement No.132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS No.132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No.132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS No.132 requires comparative information for earlier years to be restated. We do not have any pension or other post retirement benefit plans. We adopted SFAS No. 132 for its fiscal year beginning October 1, 1998. Adoption of SFAS No.132 did not have a material effect on our financial statement presentation and disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No.133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No.133 also addresses the accounting for hedging activities. We have adopted SFAS No.133 for our fiscal year beginning October 1, 2000. We do not have any derivative instruments nor are we engaged in any hedging activities, thus we do not believe that implementation of SFAS No.133 will have a material effect on our financial statement presentation and disclosures.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB No.101"). SAB No.101, as amended by SAB No.101A and SAB No.101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No.101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. We believe that we currently comply with the accounting and disclosures provisions described in SAB No.101. Accordingly, we do not believe that implementation of SAB No.101 will have a material effect on its financial statement presentation and disclosures.

In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No.141, "Business Combinations", and SFAS no.142, "Goodwill and Other Tangible Assets". SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortisation method to an impairment-only approach and acquires intangible assets with finite lives to be amortised over their useful lives. Thus, amortisation of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS No.141 or SFAS No.142 will have a significant immediate impact on our financial condition or results of operations, as we have no pending business combinations, nor do we have any goodwill or other intangible assets recorded as of September 30, 2001.

In August 2001, the FASB issued SFAS No.144, "Accounting for Impairment or Disposal of Long-Lived Assets", which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact, if any, that SFAS No.144 may have on our financial condition and results of operations.

ITEM  7.  FINANCIAL  STATEMENTS

The consolidated financial statements for the fiscal years ended September 30, 2001 and 2000 are listed at the "Index to Consolidated Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS;  PROMOTERS  AND  CONTROL  PERSONS;
         COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT


DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table and text sets forth the names and ages of all our directors and executive officers as of September 30, 2001. The Board of Directors comprises only one class. All directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive office during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

    NAME                 AGE                     POSITION(S)
    ----                 ---                     -----------

Lawrence  Hon            53          Chairman of the Board, President and Chief
                                     Executive Officer

Danny  Wu                41          Secretary and Director

Donald  Lau              53          Director

Ngai  Poon               32          Director

Haibo  Li                50          Vice President, Operations

Changfa  Li              53          Vice President,  Business Development


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

DONALD LAU. Mr. Lau has been a director of the Company since December 1997, and he was the Chief Financial Officer from September 2000 to March 2001. Mr.
Lau started his career in New York. He joined Bank of America in 1974 and specialized in commercial lending for the agricultural and forest products industries. He covered Colorado, Oregon, Utah and Washington. In 1978, he was promoted to vice president and was in charge of correspondent bank lending in Asia. Based in Hong Kong, he conducted business in Japan, Taiwan, Philippines, Malaysia, Thailand, Singapore and Indonesia. He joined Sinomay Company, Inc., New York, in 1982. He was involved in the building of the first modern bromine extraction plant in China and a number of technology transfer projects. He also developed the export business of logs from Oregon and Washington to China. In 1986, he joined Sinomart International Inc., New York. Sinomart is an investment company owned by the Guangdong Provincial government of China. He established a number of joint venture projects in the United States and China. Mr. Lau joined Wonton Food Inc., New York, in 1988 and expanded Wonton's sales and distribution network. Wonton is the world's largest fortune cookie manufacturer. He is currently a director of Wonton. Mr. Lau received his Bachelor of Science Degree and MBA Degree from Columbia University, New York, in 1971 and 1974, respectively.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, the securities of the Company. Copies of these filings must be furnished to the Company. The Company believes that all individual filing requirements applicable to the Company's directors and executive officers were complied with under Section 16(a) during the fiscal year ended September 30, 2001.

ITEM  10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during fiscal years ended September 30, 2000 and 2001 to our Chief Executive Officer and director. No officer of the Company received annual compensation in excess of $100,000 per annum during such years.

                 SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION        YEAR    SALARY      STOCK OPTION
---------------------------        ----    ------      ------------
Lawrence Hon, President and CEO     2001    $45,000     35,000 shares*
                                    2000    $45,000

Danny Wu, Secretary and Director    2001    $45,000     35,000 shares*
                                    2000    $45,000

* The stock options granted to the officers noted above have a strike price of $0.30 which was the market price for our shares on the date of the grant. The options may be exercised in whole or in part at anytime prior to their expiration on June 30, 2006.

COMPENSATION  AGREEMENTS

There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

BOARD  OF  DIRECTORS

During the year ended September 30, 2001, four meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

The Board of Directors had no nominating or compensating committees, or committees performing similar functions, during the fiscal year ended September 30, 2001. The Board of Directors has established an audit committee consisting of Lawrence Hon and Danny Wu.

STOCK  OPTION  PLAN

We adopted a stock option plan ("the 1998 Plan") as of February 6, 1998. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to our officers, directors, key employees, and consultants. An aggregate of 250,000 shares of common stock have been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant. As of September 30, 2001, stock options for 250,000 shares have been granted under the Plan at an exercise price of US$0.30 (RMB2.50), being the market price of our shares at the date of grant. These options expire on June 30, 2006.

On March 23, 2001, the Company adopted the Fiscal 2000 Equity Compensation Plan ("The 2000 Plan"). The purpose of the 2000 Plan is to enable the Company to offer and issue to certain employees, advisors and consultants of the Company and its affiliates, common stock of the Company in exchange for services. The aggregate number of shares of common stock that may be issued pursuant to the 2000 Plan shall not exceed 1,000,000 shares and shares issued pursuant to the 2000 Plan shall be issued at a price per share of not less than 95% of the fair market value per share on the date of issuance and on other such terms and conditions as determined by the Company. In connection with the "Fiscal 2000 Equity Compensation Plan", the company issued 130,000 shares of common stock to two advisors on March 23, 2001 and recorded compensation expense of RMB809,250. In August 2001 the Company issued 220,000 shares for cash of RMB 173,470 pursuant to the Plan.


ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 2001 with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of our outstanding shares of common stock, each director, each executive officer and all executive officers and directors of the company as a group, the number of shares of common stock owned by each such person and group and the percent of our common stock so owned.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is Suite 706 Dominion Centre, 43-59 Queen's Road East, Hong Kong.

The only class of equity securities that the Company has outstanding is its common stock, $0.0001 par value, of which 2,684,970 shares were issued and outstanding as of September 30, 2001.

                                                            PERCENT OF OUTSTANDING
NAME OF                               SHARES OF COMMON      SHARES OF COMMON STOCK
BENEFICIAL OWNER                   STOCK BENEFICALLY OWNED    BENEFICIALLY OWNED
---------------------------------  -----------------------  -----------------------
Lawrence Hon                                       102,011                     3.8%

Danny Wu                                           102,011                     3.8%

Donald Lau (1)                                     420,444                    15.7%

Ngai Poon (2)                                      473,200                    17.6%

Haibo Li                                                 -                       -

Changfa Li                                               -                       -


All Directors and Executive
Officers as a Group (6 persons)                  1,097,666                    40.9%

Masterpiece Development Ltd. (1)                   420,444                    15.7%
c/o T. C. Lau  &  Co.
501, China Insurance Group Bldg.
141, Des Voeux Road Central
Hong  Kong

Intermax Ltd. (2)                                  473,200                    17.6%
811,  Wing  Shan  Tower
73  Des  Voeux  Road  Central
Hong  Kong

Wan Wai Tak                                        213,200                     7.9%

Poon Chung Ping                                    213,200                     7.9%

----------------------------

(1)  Mr.  Lau  owns  a  majority  interest  in  Masterpiece  Development  Ltd.
(2)  Ms.  Poon  owns  all  of  the  outstanding  shares  of  Intermax  Ltd.

CHANGES  IN  CONTROL

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

TRANSACTIONS  WITH  RELATED  PARTIES

During the years ended September 30, 2001 and 2000, AgroCan International Holdings Inc., which is owned by the three original shareholders ie. Texon Investments Holding Ltd. (26.3%), Masterpiece Development Ltd. (44.1%) and Intermax Ltd. (29.6%), is a related entity. It received RMB 2,685,399 and RMB 1,577,000, respectively on our behalf. In addition, in 2001, we advanced RMB 26,550,932 to this entity and RMB 27,461,219 was repaid by this entity. Balances due from this entity at September 30, 2001 and 2000, were RMB 3,156,606 and RMB 2,734,325, respectively, net of allowances for uncollectible amounts of RMB 1,352,800 and RMB 0, respectively.

During the year ended September 30, 2001 and 2000, we paid management fees of RMB 38,220 and RMB 236,124, respectively, to Orient Packaging Ltd, which is wholly owned by Orient Investments Ltd. and is another related company. In addition, during the year ended September 30, 2001, we advanced RMB 293,499 and recorded service fee income receivable of RMB 17,435 from this entity. At September 30, 2001 and 2000, total amounts due from this entity were RMB 308,713 and RMB 0, respectively. These advances are unsecured, non-interest bearing and are due on demand.

During the year ended September 30, 2001 and 2000, we paid expenses of RMB 2,800 and RMB 56,280, respectively, on behalf of Nanchang Organic Fertilizer Factory -- the PRC joint venture partner of Fenglin. Repayment of RMB 5,275 and RMB 0 were received during years ended September 30, 2001 and 2000 respectively and amounts due at September 30, 2001 and 2000 were RMB 152,854 and RMB 155,329, respectively. These advances are unsecured, non-interest bearing and are due on demand.

We paid factory and production facilities rental of RMB 180,000 during, each of the years ended September 30, 2001 and 2000 to Nanchang Organic Fertilizer Factory -- the PRC joint venture partner of Jiangxi Fenglin.

TRANSACTIONS  WITH  DIRECTORS

During the year ended September 30, 2000, we made advances to and paid various expenses on behalf of officers and directors of RMB 591,339 and balances due at September 30, 2000 were RMB 859,196. During the year ended September 30, 2001, these advances were repaid in full.

During the year ended September 30, 2000, CEO and Director Lawrence Hon repaid advances to him of RMB 277,961 and also paid expenses of RMB 425,487 on our behalf. During the year ended September 30, 2001 Mr. Hon paid additional expenses of RMB 835,676 on our behalf and RMB 216,440 was repaid. At September 30, 2001 and 2000, balances due to Mr. Hon were RMB 1,854,527 and RMB 798,987, respectively. These balances include accrued director's remuneration of RMB 747,000 for the year 2000 and 2001.

TRANSACTIONS  WITH  SHAREHOLDERS

On February 6, 1998, three shareholders (Texon Investments Holding Ltd., Intermax Ltd. and Masterpiece Development Ltd.) made a loan of US$300,000 (RMB 2,490,614) to us (Texon: $132,206, Intermax: $88,847 and Masterpiece: $78,947).
The loan is repayable at the earlier of three years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, we granted to these shareholders options to purchase 754,117 shares of our common stock at an exercise price of US$1.50 (RMB12.42) per share exercisable during a two year period beginning February 6, 1998. The options were valued at US$241,317 (RMB 1,998,105) based upon the market value of the common stock underlying the options resulting in deferred loan costs of that amount. Of this amount, RMB 616,283 has been recognized as an expense during each of the years ended September 30, 2000 and 1999, and the remaining RMB 352,690, which was deferred at September 30, 2001, was amortized to expense during the year ended September 30, 2001.

                                    PART IV.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:  none

(b) Reports on Form 8K: During the fiscal year ended September 30, 2001, we filed a report on form 8K on May 25, 2001 and the report is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AGROCAN  CORPORATION
                                            ---------------------------------
                                                (Registrant)


Date:  January  11,  2002                   By:  /s/  LAWRENCE  HON
                                            ---------------------------------
                                            Lawrence  Hon
                                            President  and  Chief
                                            Executive  Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January  11,  2002                   By:  /s/  LAWRENCE  HON
                                            ---------------------------------
                                            President  and  Chief
                                            Executive  Officer


Date:  January  11,  2002                   By:  /s/  CARL  YUEN
                                            ---------------------------------
                                            Chief  Financial  Officer


Date:  January  11,  2002                   By:  /s/  DANNY  WU
                                            ---------------------------------
                                            Secretary  and  Director

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of
AGROCAN CORPORATION



     We have audited the consolidated balance sheets of AgroCan Corporation and subsidiaries as of September 30, 2001 and 2000 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of AgroCan
Corporation and its subsidiaries as of September 30, 2001 and 2000 and the results of their operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.




HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado

17 October 2001

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                         NOTE       2001          2001          2000
                                                ------------  ------------  ------------
                                                 US DOLLARS       RMB            RMB

NET SALES                                       $ 2,338,777    19,411,848    51,526,030

COST OF SALES                                    (1,785,111)  (14,816,420)  (41,944,936)
                                                ------------  ------------  ------------

GROSS PROFIT                                        553,666      4,595,428    9,581,094

ADMINISTRATIVE AND GENERAL EXPENSES              (1,153,728)   (9,575,942)   (5,040,379)

SELLING EXPENSES                                   (106,465)     (883,659)   (1,029,642)
                                                ------------  ------------  ------------

(LOSS) INCOME FROM OPERATIONS                      (706,527)   (5,864,173)    3,511,073

OTHER INCOME (EXPENSE)
  Commission income                                       -             -      251,100
  Subcontracting income                                   -             -    1,025,000
  Interest income                                     4,192        34,797       31,747
  Sundry income                                       2,101        17,435            -
  Amortization of loan fees                         (43,314)     (359,506)    (616,283)
                                                ------------  ------------  -----------

(LOSS) INCOME BEFORE INCOME TAXES                  (743,548)   (6,171,447)   4,202,637

INCOME TAXES                                 3      (32,178)     (267,076)    (464,966)
                                                ------------  ------------  -----------

(LOSS) INCOME BEFORE MINORITY INTEREST             (775,726)   (6,438,523)   3,737,671
MINORITY INTEREST                                     1,194         9,907      (26,120)
                                                ------------  ------------  -----------

NET (LOSS) INCOME                                $ (774,532)   (6,428,616)   3,711,551
                                                ============  ============  ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic and diluted                       2(n)    2,429,137     2,429,137    2,202,647

BASIC AND DILUTED (LOSS) EARNINGS
  PER SHARE                                         $ (0.32)        (2.64)        1.68
                                                ============  ============  ===========

See notes to consolidated financial statements

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                             NOTE       2001        2001        2000
                                                    ----------  ----------  ----------
                                                     US DOLLARS      RMB         RMB
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   71,309     591,864   4,616,686
  Accounts receivable, less allowance for
   doubtful accounts
    (2001: RMB3,781,000
     and 2000 : RMB280,000)                      4   1,535,997  12,748,777  38,030,840
  Other receivables and prepayments                     75,394     625,772     480,688
  Inventories                                 2(d)     175,124   1,453,528   2,787,401
  Deposits                                              18,771     155,801     434,521
  Amounts due from related parties, net          7     435,924   3,618,173   3,748,850
                                                    ----------  ----------  ----------

  TOTAL CURRENT ASSETS                              2,312,519  19,193,915  50,098,986

ADVANCES RECEIVABLE, NET                         4    984,200   8,168,860           -
PROPERTY, PLANT AND EQUIPMENT - NET              5    740,173   6,143,437   6,297,254
DEFERRED COSTS                                              -           -     359,507
                                                    ----------  ----------  ----------

  TOTAL ASSETS                                      $4,036,892  33,506,212  56,755,747
                                                    ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short term loans-unsecured                     6   $ 410,869   3,410,212   3,980,212
  Short term bank loan                           6     240,120   1,993,000           -
  Accounts payable                                     273,062   2,266,412  21,159,642
  Other payables and accruals                          141,158   1,171,615   1,409,816
  Deposits received                                     94,025     780,404   1,481,629
  Amounts due to related parties                 7     524,016   4,349,334   3,663,101
  Income tax payable                             3      93,616     777,015     847,324
                                                    ----------  ----------  ----------

  TOTAL LIABILITIES, ALL CURRENT                     1,776,866  14,747,992  32,541,724

MINORITY INTEREST                                      134,894   1,119,624   1,129,531

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001
   per share, authorized 10,000,000 shares;
   none issued
  Common stock, par value US$0.0001
   per share, authorized 25,000,000 shares;
   issued and outstanding 2,684,970 shares
   at September 30, 2001; 2,334,970 at
   September 30, 2000                                      268       2,224       1,934
  Capital in excess of par value                     1,476,750  12,257,029  11,274,599
  Retained earnings
  Unappropriated                                       500,121   4,151,004  11,324,705
  Appropriated                                         145,818   1,210,289     465,204
  Other comprehensive income                             2,175      18,050      18,050
                                                    ----------  ----------  ----------

  TOTAL SHAREHOLDERS' EQUITY                         2,125,132  17,638,596  23,084,492
                                                    ----------  ----------  ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $4,036,892  33,506,212  56,755,747
                                                    ==========  ==========  ==========

See notes to consolidated financial statements

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                Stock       Unappro-    Appro-      Foreign
                                                 Capital in    options      priated     priated     currency       Total
                                  Common stock    excess of      and        retained    retained  translation   shareholders'
                                Shares    Amount  par value    warrants     earnings    earnings   adjustment      equity
                               ---------  ------  ----------  -----------  -----------  ---------  -----------  -----------
                                           RMB       RMB          RMB          RMB         RMB         RMB           RMB
Balances, October 1, 1999      2,170,460   1,800   8,745,884   2,392,308    7,806,456     271,902      18,964   19,237,314
Exercise of warrants             164,510     134     136,407           -            -           -           -      136,541
Staff welfare reserve                  -       -           -           -     (193,302)    193,302           -            -
Forfeiture of stock options
 and warrants                          -       -   2,392,308  (2,392,308)           -           -           -            -
Comprehensive income:
Net income for the year ended
 September 30, 2000                    -       -           -           -    3,711,551           -           -    3,711,551
Other comprehensive income             -       -           -           -            -           -        (914)        (914)
                               ---------  ------  ----------  -----------  -----------  ---------  -----------  -----------

Balances, September 30, 2000   2,334,970   1,934  11,274,599           -   11,324,705     465,204      18,050   23,084,492
Issuance of common stock for
  cash                           220,000     182     173,288           -            -           -           -      173,470
Issuance of common stock for
  services                       130,000     108     809,142                                                       809,250
Staff welfare reserve                  -       -           -           -     (745,085)    745,085           -            -
Net loss for the year ended
 September 30, 2001                    -       -           -           -   (6,428,616)          -           -   (6,428,616)
                               ---------  ------  ----------  -----------  -----------  ---------  -----------  -----------

Balances, September 30, 2001   2,684,970   2,224  12,257,029                4,151,004   1,210,289       18,050  17,638,596
                               =========  ======  ==========  ===========  ===========  =========  ===========  ===========

See notes to consolidated financial statements

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                               2001          2001          2000
                                                          -------------  ------------  -------------
                                                            US DOLLARS        RMB           RMB
OPERATING ACTIVITIES
Net (loss) income                                         $   (774,532)   (6,428,616)     3,711,551
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Compensation expenses in relation to issues of shares         97,500        809,250             -
  Amortization of deferred costs                                43,314        359,507       926,477
  Depreciation                                                  67,029        556,339       489,639
  Increase in allowance for doubtful accounts                  584,792      4,853,771
  Minority interest in net (loss) income                        (1,194)        (9,907)       26,120
  Decrease (increase) in accounts receivable                 2,047,116     16,991,063   (24,133,591)
  Increase in other receivables, deposits
   and prepayments                                              16,101        133,636     1,058,611
  Decrease (increase) in inventories                           160,708      1,333,873    (1,699,423)
  (Increase) in amounts due from related parties              (147,247)    (1,222,154)   (1,946,657)
  (Decrease) increase in accounts payable                   (2,276,293)   (18,893,230)   16,159,698
  (Decrease) increase in tax payable                            (8,471)       (70,309)      191,474
  Increase in other payables and accruals                      (28,699)      (238,201)     (665,627)
  (Decrease) increase in deposits received                     (84,485)      (701,225)    1,328,233
  Increase in amounts due to related parties                    82,679        686,233     1,172,487
                                                          -------------  ------------  -------------

  Net cash provided by (used in) operating activities         (221,682)   (1,839,970)    (3,381,008)
                                                          -------------  ------------  -------------

INVESTING ACTIVITIES
  Increase in advances receivable                             (407,084)    (3,378,800)            -
  Additions to property, plant and equipment                   (48,497)      (402,522)     (445,943)
                                                          -------------  ------------  -------------

  Net cash used in investing activities                       (455,581)    (3,781,322)     (445,943)
                                                          -------------  ------------  -------------

FINANCING ACTIVITIES
  Short term loans - unsecured                                       -              -     4,580,212
  Repayment of short term loan                                 (68,675)      (570,000)     (600,000)
  Repayment of short term bank loan                               (844)        (7,000)     (700,000)
  Proceeds form short term bank loan                           240,964      2,000,000             -
  Proceeds from issuance of shares                              20,900        173,470       136,541
                                                          -------------  ------------  -------------

  Net cash provided by financing activities                    192,345      1,596,470     3,416,753
                                                          -------------  ------------  -------------

Net decrease in cash and cash equivalents                     (484,918)    (4,024,822)     (410,198)
Cash and cash equivalents at beginning of year                 556,227      4,616,686     5,027,798
Effect of exchange rate changes on cash                              -              -          (914)
                                                          -------------  ------------  -------------

Cash and cash equivalents at end of year                  $     71,309        591,864     4,616,686
                                                          =============  ============  =============

Cash paid during the year for income taxes                $     40,649        337,384       273,492
                                                          =============  ============  =============

Schedule of non-cash investing                                 2001          2001
  and financial activities:                                 US Dollars        RMB
                                                          -------------  ------------

Trade accounts receivable transferred
  to advances receivable                                       998,915     8,291,000

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

     (a) AgroCan Corporation ("AgroCan"or "the Company") was incorporated on December 8, 1997 in the State of Delaware, and has a wholly owned subsidiary AgroCan (China) Inc. Agrocan (China) Inc. has three operating subsidiaries, Guangxi Linmao Fertilizer Company Limited ("Linmao"), Jiangxi Jiali Chemical Industry Company Limited ("Jiali") and Jiangxi Fenglin Chemical Industry Company Limited (Fenglin"). The Company's ownership interest in its subsidiaries, together with the subsidiaries locations and the nature of their operations is as follows:

                               Country of       Percentage
                             incorporation       of equity
Name of company              and operation     interest held     Principal activity
-------------------------  ------------------  -------------  -------------------------
AgroCan (China) Inc.       the British Virgin        100      Investment holding
                           Islands

Guangxi Linmao Fertilizer  The People's              100      Manufacturer and trading
Company Limited            Republic of China                  of compound fertilizers

Jiangxi Jiali Chemical     The People's              100      Manufacturer and trading
Industry Company Limited   Republic of China                  of compound fertilizers

Jiangxi Fenglin Chemical   The People's               70      Manufacturer and trading
Industry Company Limited   Republic of China                  of compound fertilizers

     (b) The Company was incorporated with authorized share capital of 25,000,000 shares of common stock with a par value of US$0.0001 per share and 10,000,000 shares of preferred stock with a par value of US$0.0001 per share. The shares of preferred stock may be issued in series having such designations, powers, preferences, rights and limitations, and on such terms and conditions as the board of directors may from time to time determine including the rights, if any, of the holders thereof with respect to voting, dividends, redemption, liquidation and conversion. As of September 30, 2001, no shares of preferred stock had been issued.

     (c) Agrocan China's interest in Fenglin resulted from the establishment of a Sino-Foreign Equity Joint Venture with a PRC state owned enterprise. AgroCan (China) Inc.'s share in the equity interest of Fenglin is 70%. The joint venture has a term of 30 years from November 28, 1996, the date of incorporation.

     (d) The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), and are presented in Chinese Renminbi ("RMB"), the national currency of the PRC (note 2(f)).

1.   PRINCIPAL ACCOUNTING POLICIES

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

     (c)  Property,  plant  and  equipment

          Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight line method, at the following annual rates:

                    Land use rights                  2% - 5%
                    Buildings                        4.5%
                    Furniture and equipment          18% - 33  1/3%
                    Machinery plant and machinery    9% - 20%
                    Motor vehicles                   18%
                    Leasehold improvements           20%

          Repairs  and  maintenance  costs  are  expensed  as  incurred.

          Management assesses the carrying value of its long-lived assets for impairment when circumstances warrant such a review. Management considers projected future operating results, cash flows, trends and other circumstances in its assessment. Based on its review, management does not believe that any impairment has occurred as of September 30, 2001.

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

     (d)  Inventories  (continued)

          Inventory  is  comprised  of  the  following  as  of  September  30:

                             2001         2001        2000
                          ----------   ---------   ----------
                          US DOLLARS      RMB          RMB

          Raw materials    $ 122,972   1,020,669    2,238,353
          Finished goods      52,152      432,859     549,048
                          ----------  -----------  ----------

                           $ 175,124   1,453,528    2,787,401
                          ==========  ===========  ==========

     (e)  Fair  Value  of  Financial  Instruments

          The fair value of the Company' s related parties' receivables and payables are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amount of the Company's other financial instruments approximates their fair values primarily because of the short-term maturities of these instruments.

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

          The translation of amounts from RMB into US dollars for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on the respective balance sheet dates of US$1.00 equal RMB8.30 as of September 30, 2001 and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at that rate on the respective balance sheet dates or at any other date.

     (g)  Operating  leases

          Leases where substantially all the risks and rewards of ownership of assets remain with the lessors are accounted for as operating leases. Rentals under operating leases are charged to expense over the lease term.

     (h)  Deferred  costs

          Loan fees are deferred and amortized by equal installments over five years or the term of the related financial instrument.

     (i)  Revenue  recognition

          Revenue from sales of goods by the Company and its subsidiaries is recognized on the delivery of goods to customers.

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

     (l)  Staff  welfare  reserve

          PRC rules and regulations governing joint ventures and enterprises require allocation of a portion of annual net income, if any, to a welfare reserve fund. The amounts to be reserved are stipulated by PRC laws and regulations and are included in appropriated retained earnings at September 30, 2001 and 2000. The reserve cannot be used for purposes other than those for which it is created and is not distributable as cash dividends.

     (m)  Stock-based  compensation

          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), defines a fair-value-based method of accounting for stock-based employee compensation and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation at fair value. The Company has chosen to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options is measured for the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     (n)  Earning  per  share

          Statement of Financial Accounting Standard No. 128, Earnings per Share, ("SFAS No. 128") requires dual presentation of basic and diluted earning per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earning per share amounts are based on the weighted average share of common stock outstanding. Diluted earning per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

          Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average common shares outstanding are 2,429,137 and 2,202,647 as of September 30, 2001 and 2000, respectively.

     (o)  Comprehensive  income

          Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustment.

     (p)  Segment  reporting

          Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), established standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131 as it operates in only one segment, fertilizer manufacturing.

     (q)  Recent  Accounting  Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2001. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

          In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 2000. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosures described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

     (q)  Recent  Accounting  Pronouncements  (continued)

          In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Tangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and acquires intangible assets with finite lives to be amortised over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on its financial condition or results of operations, as the Company has no pending business combinations, nor does it have any goodwill or other intangible assets as of September 30, 2001.

          In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for
          Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

3.   TAXATION

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. PRC Companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of the Company's subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special economic zones, and they are entitled to a reduced national income tax rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holiday", whereby the subsidiaries are fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year, 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered material at September 30, 2001 and 2000.

     The reconciliation between the effective tax rate and the statutory United States federal income tax rate is as follows:

                                                       Year ended      Year ended
                                                      September 30,   September 30,
                                                          2001            2000
                                                      --------------  --------------
          Computed expected income tax
          (benefit) expense                                    (34%)             34%
          Difference in foreign statutory rates                  (1)             (1)
          Income tax exemption                                   (5)            (22)
          Items which give rise to no tax benfit:
            Net loss of the Company and BVI
            subsidiary                                           44%              -
                                                      --------------  --------------
          Effective tax rate                                      4%             11%
                                                      ==============  ==============

     The pro forma effect of the tax holiday on net (loss) income and (loss) earnings per share is as follows:

                                                            September 30,
                                                       ----------------------
                                                          2001        2000
                                                       -----------  ---------
                                                           RMB         RMB
          Net (loss) income                            (6,737,200)  2,787,000
          Basic and diluted (loss) earnings
          per share                                         (2.77)       1.26

     The Company's share of undistributed earnings of the Company's foreign subsidiaries amounted to RMB 741,359 and RMB 6,554,084 at September 30, 2001 and 2000, respectively. Because these earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. corporate income taxes. Unrecognized deferred U.S. corporate income taxes in respect of these undistributed earnings, less the Company's expenses available for deduction for tax purposes as at September 30, 2001 and 2000 was RMB 252,062 and RMB 2,228,389, respectively.

4.   SIGNIFICANT CONCENTRATIONS AND ADVANCES RECEIVABLE:

     The Company grants credit, generally on open account to its customers. The Company's customers are all located in the PRC. Approximately 59% of the Company's sales were generated from four customers during the years ended September 30, 2001 and 2000, respectively. (2001: 18%, 15% 14% and 12% of total  sales;  2000:  18%,  15%,  15%  and  11%  of  total  sales.)

     At September 30, 2001 and 2000, approximately 95% and 67%, respectively of accounts receivable were from trade transactions with five customers, of which one customer accounted for approximately 38% and 51%, respectively of the accounts receivable balance.

     During the year ended September 30, 2001, the Company entered into an agreement with an unrelated third party under which the Company transferred trade accounts receivable balances of approximately RMB 8,291,000 and cash of approximately RMB 3,378,800 to the third party. These amounts, which are to be repaid quarterly beginning March 2002 through March 2004, are unsecured and bear interest of 1.5% per annum. In view of the extended payment terms, during the Company's fourth quarter, management reevaluated the agreement and provided an allowance against the transferred amounts of approximately RMB 3,501,000.

5.   PROPERTY, PLANT AND EQUIPMENT

                                   2001         2001        2000
                                ----------  -----------  ----------
                                US DOLLARS      RMD         RMD
    Cost:
      Land use rights          $   129,009    1,070,775   1,070,775
      Buildings                    531,127    4,408,359   4,362,784
      Leasehold improvements        16,570      137,530     137,530
      Plant and machinery          221,935    1,842,057   1,497,972
      Furniture and equipment       41,168      341,692     334,745
      Motor vehicles                30,095      249,792     249,792
                                ----------  -----------  ----------

    Total cost                     969,904    8,050,205   7,653,598
                                ----------  -----------  ----------

      Accumulated depreciation:
      Land use rights               16,294      135,343     100,927
      Buildings                     65,005      539,634     372,151
      Leasehold improvements         4,142       34,382       6,877
      Plant and machinery           92,063      764,227     550,395
      Furniture and equipment       27,056      224,263     162,037
      Motor vehicles                25,171      208,919     163,957
                                ----------  -----------  ----------

                                   229,731    1,906,768   1,356,344
                                ----------  -----------  ----------

    Net                        $   740,173    6,143,437    6,297,25
                               ===========  ===========  ==========

6.   SHORT TERM LOANS - UNSECURED

     The amounts represent money borrowed from third parties. Loans in the amount of RMB1,510,212, plus interest of RMB75,000, are unsecured and were due on January 6, 2001. The loan agreement does not include default provisions and the Company has not incurred any additional obligations as a result of the default. Loans in the amount of RMB1,900,000 are non-interest bearing and payable on demand.

     At September 30, 2001 the Company had two bank loans of RMB993,000 (US$119,639) and RMB1,000,000 (US$120,482). The bank loans bear interest at 7.605% and 6.435%, respectively, per annum and are due during the year ending September 30, 2002. One of the loans is guaranteed by a customer of the Company.

7.   RELATED PARTY BALANCES AND TRANSACTIONS

     (a)  Transactions  with  related  parties

          (i) During the years ended September 30, 2001 and 2000, an affiliated entity received RMB2,685,399 and RMB 1,577,000, respectively on behalf of the Company. In addition, in 2001, the Company advanced RMB 26,550,932 to the affiliate and RMB27,461,219 was repaid by the affiliate. During the Company's fourth quarter of 2001, as a result of reduced repayments in that quarter, management provided an allowance for uncollectible amounts of approximately RMB 1,352,800. Balances due from the affiliate at September 30, 2001 and 2000, were RMB3,156,606, net and RMB2,734,325, respectively.

          (ii) During the year ended September 30, 2001 and 2000, the Company paid management fees of RMB38,220 and RMB236,124, respectively, to another affiliated Company. In addition, during the year ended September 30, 2001, the Company advanced RMB293,499 and recorded service fee income receivable of RMB17,435 from this entity. At September 30, 2001 and 2000, total amounts due from the affiliate were RMB308,713 and RMB0, respectively. These advances are unsecured, non-interest bearing and are due on demand.

          (iii) During the year ended September 30,2001 and 2000, the Company paid expenses of RMB2,800 and RMB56,280, respectively, on behalf of the PRC shareholder of Fenglin. Repayments of RMB5,275 and RMB0 were received during the years ended September 30, 2001 and 2000 respectively and amounts due at September 30, 2001 and 2000 were RMB152,854 and RMB155,329, respectively. These advances are unsecured, non-interest bearing and are due on demand.

          (iv) The Company paid factory and production facilities rental of RMB180,000 during, each of the years ended September 30, 2001 and 2000 to the PRC shareholder of Fenglin.

     (b)  Transactions  with  directors

          (i) During the year ended September 30, 2000, the Company made advances to and paid various expenses on behalf of officers and directors of RMB591,339 and balances due at September 30, 2000 were RMB859,196. During the year ended September 30, 2001, these advances were repaid in full.

          (ii) During the year ended September 30, 2000, another director repaid advances to him of RMB277,961 and also paid expenses of RMB425,487 on behalf of the Company. During the year ended
               September 30, 2001 the director paid additional expenses of RMB835,676 on behalf of the Company and RMB216,440 was repaid by the Company. At September 30, 2001 and 2000, balances due to the director were RMB1,854,527 and RMB798,987, respectively. These balances include accrued director's remuneration of RMB747,000.

     (c)  Transactions  with  shareholders

          On February 6, 1998, certain shareholders made a loan of US$300,000 (RMB2,490,614) to the Company. The loan is repayable at the earlier of three years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, the Company granted to these shareholders options to purchase 754,117 shares of common stock of the Company at an exercise price of US$1.50 (RMB12.42) per share exercisable during a two year period beginning February 6, 1998. The options were valued at US$241,317 (RMB1,998,105) based upon the market value of the common stock underlying the options resulting in deferred loan costs of that amount. Of this amount, RMB616,283 has been recognized as an expense during each of the years ended September 30, 2000 and 1999, and the remaining RMB352,690, which was deferred at September 30, 2000, was amortized to expense during the year ended
          September  30,  2001.

8.   LEASE COMMITMENTS

     The Company leases land, buildings and other equipment under various contracts that expensed during the year ended September 30, 2001. Rental expenses for each of the years ended September 30, 2001 and 2000 was RMB 180,000. Subsequent to September 30, 2001, the lease was renewed. The Company also leases office space under a lease expiring in April 2003. Rent expense for each of the years ended September 30, 2001 and 2000 was approximately RMB 220,000. Future total minimum rental payments are as follows:

                                                                RMB

     Year ending September 30:  2002                        180,000
                                                          =========
                                2003                        128,300
                                                          =========

9.   WARRANTS AND OPTIONS

     The Company adopted a stock option plan ("the 1998 Plan") as of February 6, 1998. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 250,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant. During the year ended September 30, 2001, stock options for 250,000 shares have been granted to employees under the Plan at an exercise price of US$0.30 (RMB2.50), being the quoted market price of the Company's shares at the date of grant. These options expire on June 30, 2006.

     Had compensation expense been determined as provided in SFAS No. 123 using the Black-Scholes option pricing model, the proforma effect of options issued during the year ended September 30, 2001 on the Company's net loss and per share amounts would have been as follows:

                                                        2001
                                                        ----
     Net loss, as reported                           $774,532
     Net loss, proforma                              $849,032
     Net loss per share, as reported                 $ (0.32)
     Net loss per share, proforma                    $ (0.34)

The fair value of each option grant is calculated assuming an expected life of five years, an interest rate of 5.03%, volatility of 245% and a dividend yield of 0.
A summary of the status of the Company's stock options and warrants for the years ended September 30, 2001 and 2000 is as follows:

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)


9.   WARRANTS AND OPTIONS (CONTINUED)

                           Options                   Warrants
                     -----------------  ----------------------------------
                              Exercise          Exercise          Exercise
                      Shares    Price   Shares    Price   Shares    Price
                     ---------  -----  ---------  -----  ---------  -----
                                 US$               US$               US$

Outstanding at
 September 30, 1999   754,117    1.50   275,000    1.50   200,000    0.10

Granted                     -       -         -       -         -       -
Exercised                   -       -         -       -  (164,510)   0.10
Forfeited            (754,117)   1.50  (275,000)   1.50   (35,490)   0.10
                     ---------  -----  ---------  -----  ---------  -----

Outstanding at
 September 30, 2000         -       -         -       -         -       -

Granted               250,000    0.30         -       -         -       -
                     ---------  -----  ---------  -----  ---------  -----

Outstanding at
 September 30, 2001   250,000    0.30         -       -         -       -
                     =========  =====  =========  =====  =========  =====

     On March 23, 2001, the Company adopted the Fiscal 2000 Equity Compensation Plan ("The 2000 Plan"). The purpose of the 2000 Plan is to enable the Company to offer and issue to certain employees, advisors and consultants of the Company and its affiliates, common stock of the Company in exchange for services. The aggregate number of shares of common stock that may be issued pursuant to the 2000 Plan shall not exceed 1,000,000 shares and shares issued pursuant to the 2000 Plan shall be issued at a price per share of not less than 95% of the fair market value per share on the date of issuance and on other such terms and conditions as determined by the Company. In connection with the "Fiscal 2000 Equity Compensation Plan", the company issued 130,000 shares of common stock to two advisors on March 23, 2001 and recorded compensation expense of RMB809,250. In August 2001 the Company issued 220,000 shares for cash of RMB 173,470 pursuant to the Plan.

10.  RISK CONSIDERATIONS

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