Form 10QSB
period 2001-12-31
AGROCAN CORP
filed 2002-02-06
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 0-25963

                              AGROCAN CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                N/A
       -------------------------------            ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

         Suite 706, Dominion Centre, 43-59 Queen's Road East, Hong Kong
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                011-852-2519-3933
                           --------------------------
                          (Issuer's telephone number)
                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] As of December 31, 2001, the Company had 2,684,970 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format:  Yes [ ]  No [X]
Documents incorporated by reference:  None.

                              AGROCAN  CORPORATION

                                      INDEX

                                                                                      Page
                                                                                      ----
PART  I.   FINANCIAL  INFORMATION
     Item  1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   3

               Consolidated  Balance  Sheet  (Unaudited)  -  December  31,  2001. . .   3

               Consolidated  Statements  of  Operations and Comprehensive Income
               (Loss)  (Unaudited)  -  Three  Months Ended December 31, 2001 and
               2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

               Consolidated  Statements of Cash Flows (Unaudited) - Three Months
               Ended  December  31,  2001  and  2000. . . . . . . . . . . . . . . . .   5

               Notes  to  Consolidated  Financial Statements (Unaudited) - Three
               Months  Ended  December  31,  2001  and  2000. . . . . . . . . . . . .   6

     Item  2.  Management's Discussion and Analysis or Plan of Operation. . . . . . .   8


PART  II.  OTHER INFORMATION

     Item  2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . .  14

     Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART  I.   FINANCIAL  INFORMATION

Item  1.   Financial Statements

AGROCAN CORPORATION
CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2001

                                                                USD         RMB
                                                             ----------  ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $   63,055     523,356
  Accounts receivable, net                                    1,488,406  12,353,767
  Other receivables and prepayments                              58,255     483,518
  Inventories                                                   270,691   2,246,735
  Deposits                                                       24,691     204,939
  Amount due from related parties, net                          420,254   3,488,108
                                                             ----------  ----------

  TOTAL CURRENT ASSETS                                        2,325,352  19,300,423

ADVANCES RECEIVABLE, NET                                        984,200   8,168,860
PROPERTY, PLANT AND EQUIPMENT, NET                              758,616   6,296,515
                                                             ----------  ----------

  TOTAL ASSETS                                               $4,068,168  33,765,798
                                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank loan                                       $  203,976   1,693,000
  Short-term loans-unsecured                                    390,989   3,245,212
  Accounts payable                                              318,443   2,643,065
  Other payables and accruals                                    89,250     740,778
  Income tax payable                                             74,247     616,254
  Deposits received                                             202,943   1,684,430
  Amount due to related parties                                 548,614   4,553,497
                                                             ----------  ----------

  TOTAL LIABILITIES, ALL CURRENT                              1,828,462  15,176,236

MINORITY INTEREST                                               134,058   1,112,682

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001 per share,
    authorized 10,000,000 shares; none issued
  Common stock, par value US$0.0001 per share,
    authorized 25,000,000 shares; issued and
    outstanding 2,684,970 shares at December 31, 2001               268       2,224
  Capital in excess of par value                              1,476,750  12,257,029
  Retained earnings
    Unappropriated                                              480,637   3,989,288
    Appropriated                                                145,818   1,210,289
  Other comprehensive income                                      2,175      18,050
                                                             ----------  ----------

  TOTAL SHAREHOLDERS' EQUITY                                  2,105,648  17,476,880
                                                             ----------  ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $4,068,168  33,765,798
                                                             ==========  ==========

See notes to consolidated financial statements

AGROCAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)   (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                         2001         2001        2000
                                      -----------  ----------  ----------
                                          USD          RMB         RMB
NET SALES                             $  127,907   1,061,626   2,199,132

COST OF SALES                             93,562     776,562   1,651,009
                                      -----------  ----------  ----------

GROSS PROFIT                              34,345     285,064     548,123

ADMINISTRATIVE AND GENERAL EXPENSES      (44,661)   (370,686)   (786,668)

SELLING EXPENSES                          (7,890)    (65,490)    (19,921)
                                      -----------  ----------  ----------

LOSS FROM OPERATIONS                     (18,206)   (151,112)   (258,466)

OTHER INCOME (EXPENSE)
  Interest income                            494       4,105           -
  Interest expense                        (3,192)    (26,497)    (10,626)
  Amortization of loan fees                    -           -    (151,153)
                                      -----------  ----------  ----------

LOSS BEFORE INCOME TAXES                 (20,904)   (173,504)   (420,245)

INCOME TAXES                                 584       4,845     (27,926)
                                      -----------  ----------  ----------

LOSS BEFORE MINORITY INTEREST            (20,320)   (168,659)   (448,171)

MINORITY INTEREST                            836       6,942      22,582
                                      -----------  ----------  ----------

NET LOSS                              $  (19,484)   (161,717)   (425,589)
                                      ===========  ==========  ==========

WEIGHTED AVERAGE SHARES OUTSANDING
  Basic and diluted                    2,684,970   2,684,970   2,334,970
BASIC AND DILUTED LOSS PER SHARE      $    (0.01)      (0.06)      (0.18)
                                      ===========  ==========  ==========

See notes to consolidated financial statements

AGROCAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECMEBER 31, 2001 AND 2000

                                                             2001       2001        2000
                                                           ---------  ---------  -----------
                                                              USD        RMB         RMB
OPERATING ACTIVITIES
Net loss                                                   $(19,484)  (161,717)    (425,589)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
  Amortization of deferred costs                                  -          -      151,153
  Depreciation                                               17,325    143,800      149,245
  Minority interest in net income                              (836)    (6,942)     (22,582)
  (Increase) decrease in accounts receivable                 47,592    395,010   (2,196,926)
  Decrease (increase) in other receivables, deposits
   and prepayments                                           11,218     93,116   (3,568,436)
  (Increase) decrease in inventories                        (95,567)  (793,207)    (176,495)
  (Increase) decrease in amounts due from related parties    15,670    130,065      767,091
  Increase (decrease) in accounts payable                    45,380    376,653      124,790
  Increase (decrease) in income tax payable                 (19,369)  (160,761)     (29,823)
  Increase (decrease) in other payables and accruals        (51,908)  (430,837)     632,075
  Increase (decrease) in deposits received                  108,919    904,026            -
  Increase (decrease) in amounts due to related parties      24,598    204,163       39,991
                                                           ---------  ---------  -----------

  Net cash (used in) provided by operating activities        83,538    693,369   (4,555,506)
                                                           ---------  ---------  -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                (35,768)  (296,877)    (303,091)
                                                           ---------  ---------  -----------

  Net cash used in investing activities                     (35,768)  (296,877)    (303,091)
                                                           ---------  ---------  -----------

FINANCING ACTIVITIES
  Repayment of short term bank loan                         (36,144)  (300,000)           -
  Repayment of short term loans - unsecured                 (19,880)  (165,000)           -
  Increase in note payable                                        -          -      414,000
  Short term bank loan                                            -          -    1,000,000
                                                           ---------  ---------  -----------

  Net cash (used in) provided by financing activities       (56,024)  (465,000)   1,414,000
                                                           ---------  ---------  -----------

Net decrease in cash and cash equivalents                    (8,254)   (68,508)  (3,444,597)
Cash and cash equivalents beginning                          71,309    591,864    4,616,686
                                                           ---------  ---------  -----------

Cash and cash equivalents end                              $ 63,055    523,356    1,172,089
                                                           =========  =========  ===========

See notes to consolidated financial statements

AGROCAN  CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTHS  ENDED  DECEMBER  31,  2001  AND  2000
(UNAUDITED)
(EXPRESSED  IN  RENMINBI)

1.   THE  INTERIM  FINANCIAL  STATEMENTS

     The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in our Form 10-KSB for the year ended September 30, 2001, have been condensed or omitted for the interim statements. It is our opinion that, when the interim statements are read in conjunction with the September 30, 2001 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full fiscal year, as the Company's business fluctuates in accordance with planting seasons resulting in increased revenues in the second and third quarters.

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

     The Company reported a 51.7% decrease in sales during the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and a decrease in sales of 79.2% during the three months ended December 31, 2000 compared to the three months ended December 31, 1999. At December 31, 2001 the Company is in default on short-term loans with third parties of approximately RMB 1.5 million. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2002.

     To address its on-going and long-term cash needs, the Company plans to initiate discussions with investment banks and financial institutions and attempt to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through additional bank or third party borrowings. The Company cannot provide any assurance that it will be able to raise any such funds.

2.   INVENTORIES

     Inventories at December 31, 2001 and September 30, 2001 are comprised of the following:

                           DECEMBER 31, 2001              SEPTEMBER 30, 2001
                        USD                 RMB                 RMB
RAW MATERIALS   $           137,782           1,143,588           1,020,669
FINISHED GOODS              132.909           1,103,147             432,859
                -------------------  ------------------  ------------------
                $           270,691           2,246,735           1,453,528
                ===================  ==================  ==================

3.   SHORT-TERM  BANK  LOANS

     As of December 31, 2001, the Company had two bank loans of RMB693,000 (US$83,494) and RMB1,000,000 (US$120,482). The bank loans bear interest at 7.605% and 6.435%, respectively, per annum and are due during the year ending September 30, 2002. One of the loans is guaranteed by a customer of the Company's.

4.   INCOME  TAXES

     During the three months ended December 31, 2001, our subsidiaries recorded an income tax refund of RMB 4,845. We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Our British Virgin Islands subsidiary is not liable for income taxes. Our PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. PRC Companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of our PRC subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special zones, and they are entitled to a reduced national income taxes rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holidays", whereby the subsidiaries are fully exempted from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year, 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered material at December 31, 2001 and 2000.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning our expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund our capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2001 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

Consolidated  Results  of  Operations:

Three  Months  Ended  December  31,  2001  and  2000:

Sales.     The  sales  for  the  three  months  ended December 31, 2001 were RMB
1,061,626 as compared to sales of RMB 2,199,132 for the three months ended December 31, 2000, a decrease of RMB 1,137,506 or 51.7% was due to one of the subsidiaries not resuming production until January 2002. Subsequent to December 31, 2001, we have increased production levels and management believes that sales for the year ended September 30, 2002 will be approximate 80% of prior year levels.

Gross Profit. Gross profit for the three months ended December 31, 2001 was RMB 285,064 or 26.9% of revenues, as compared to RMB 548,123 or 24.9% of revenues for the three months ended December 31, 2000. The gross profit margin increased in 2001 as compared to 2000 as a result of the Company raising its prices to focus on higher-margin customers, although total gross profit decreased as a result of the decline in revenues.

Administrative and General Expenses. Administrative and general expenses for the three months ended December 31, 2001 were RMB 370,686 or 34.9% of revenues, as compared to RMB 786,668 or 35.8% of revenues for the three months ended December 31, 2000, a decrease of RMB 415,982. In view of the reduced level of sales and production during the quarter ended December 31, 2001, management was able to reduce administrative and general expenses, primarily in discretionary wages, travel and office expenses.

Selling Expenses. Selling expenses for the three months ended December 31, 2001 were RMB 65,490 or 6.2% of revenues, as compared to RMB 19,921 or 0.9% of revenues for the three months ended December 31, 2000, an increase of RMB 45,569. Selling expenses increased in 2001 compared to 2000 as a result of additional transportation costs incurred in connection with a large sales contract. These additional costs are not expected to recur.

Loss  from  Operations.     Loss  from  operations was RMB 151,112 for the three
months ended December 31, 2001, as compared to a loss from operations of RMB 258,466 for the three months ended December 31, 2000.

Other  Income  (Expense).     We recorded interest income of RMB 4,105 and RMB 0
for  the  three  months  ended  December  31,  2001  and  2000,  respectively.

We recorded interest expense of RMB 26,497 and RMB 10,626 for the three months ended December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had two bank loans of RMB 693,000 (US$83,494) and RMB 1,000,000 (US$120,482). The bank loans bear interest at 7.605% and 6.435%, respectively, per annum and are due during the year ending September 30, 2002.

The Company recorded amortization of loan fees of RMB 0 and RMB 151,153 for the three months ended December 31, 2001 and 2000, respectively.

Income  Taxes.          During  the  three  months  ended December 31, 2001, the
Company received income tax refunds of RMB 4,845. We recognized income tax expense of RMB 27,926 for the three months ended December 31, 2000.

Minority Interest. For the three months ended December 31, 2001 and 2000, we recorded a minority interest of RMB 6,942 and RMB 22,582 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was RMB 161,717 for the three months ended December 31, 2001, as compared to a net loss of RMB 425,589 for the three months ended December 31, 2000. The reason for less net loss for the three months ended
December 31, 2001 than December 31, 2000 was primarily as a result of the decrease in administrative and general expenses, even though the gross profit was less than the same period of last year.

Consolidated  Financial  Condition:

Liquidity  and  Capital  Resources  -  December  31,  2001

The Company reported a 51.7% decrease in sales during the three months ended December 31, 2001 compared to the three months ended December 31, 2000 and a decrease in sales of 79.2% during the three months ended December 31, 2000 compared to the three months ended December 31, 1999. At December 31, 2001 the Company is in default on short-term loans with third parties of approximately RMB 1.5 million. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2002.

To address its on-going and long-term cash needs, the Company plans to initiate discussions with investment banks and financial institutions and attempt to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through additional bank or third party borrowings. The Company cannot provide any assurance that it will be able to raise any such funds.

Operating. For the three months ended December 31, 2001, our operations generated cash resources of RMB 693,369 as compared to utilizing cash resources of RMB 4,555,506 for the three months ended December 31, 2000. Our operations generated more cash resources in 2001 as compared to utilizing cash resources in 2000 primarily as a result of receiving cash resources from settlement of accounts receivable and receiving deposits from one of our major customers. At December 31, 2001, cash and cash equivalents had decreased by RMB 68,508 to RMB 523,356, as compared to RMB 591,864 at September 30, 2001. We had working capital of RMB 4,124,186, at December 31, 2001, as compared to RMB 4,445,923 at September 30, 2001, resulting in current ratios of 1.27:1 and 1.30:1 at December 31, 2001 and September 30, 2001, respectively.

Accounts  receivable.          Accounts  receivable decreased by RMB 395,010, to
RMB  12,353,767 at December 31, 2001, from RMB 12,748,777 at September 30, 2001.
Accounts receivable decreased during the three months ended December 31, 2001 as a result of settlement of part of the accounts receivable. Subsequent to the three months ended December 31, 2001, we have received RMB 2,700,000 for settlements of current and long time accounts receivable.

Inventories.          Inventories  increased by RMB 793,207, to RMB 2,246,735 at
December 31, 2001, from RMB 1,453,528 at September 30, 2001 in anticipation of the forthcoming selling season during the spring.

Amount due from related parties. Amount due from related parties decreased by RMB 130,065, to RMB 3,488,108 at December 31, 2001, from RMB 3,618,173 at
September 30, 2001 as a result of settlement of part of the loan from a related company.

Investing.     During  the  three  months  ended  December  31,  2001  and 2000, additions to property, plant and equipment aggregated RMB 296,877 and RMB 303,091, respectively.

Financing.     During  the  three  months  ended  December  31, 2001, one of our subsidiaries repaid RMB 300,000 of the short-term bank loans. Also, one of our subsidiaries repaid RMB 165,000 of unsecured short-term loans.


Inflation  and  Currency  Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. Our success depends in substantial part on the continued growth and development of the Chinese economy. During the fiscal quarters ended December 31, 2001 and 2000, inflation and changing prices have had a minor impact on our operations and financial position. The actual rate of inflation in the agricultural sector has been nominal, and the price level of fertilizer products has been stable.

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

Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, we do not believe that such an action would have a detrimental effect on our operations, since we conduct virtually all of its business in China, and the sale of our products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely affect our financial performance when measured in United States dollars.

New  Accounting  Pronouncements:

In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No.141, "Business Combinations", and SFAS no.142, "Goodwill and Other Tangible Assets". SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and acquires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS No.141 or SFAS No.142 will have a significant immediate impact on our financial condition or results of operations, as we have no pending business combinations, nor do we have any goodwill or other intangible assets recorded as of December 31, 2001.

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

During the three months ended December 31, 2001, we did not issue any shares of common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

(b)     Reports  on  Form  8-K:

        Three  Months  Ended  December  31,  2001  -  None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AGROCAN CORPORATION
                               -------------------
                                  (Registrant)



Date:     February  6,  2002             By: /s/ LAWRENCE HON
                                             --------------------------------
                                                 Lawrence  Hon
                                                 President  and  Chief
                                                 Executive  Officer
                                                 (Duly  Authorized
                                                 Officer)


Date:     February  6,  2002              By: /s/ CARL YUEN
                                             --------------------------------
                                                  Carl  Yuen
                                                  Chief  Financial  Officer
                                                  (Principal  Financial
                                                  and  Accounting  Officer)