Form 10QSB
period 2002-03-31
AGROCAN CORP
filed 2002-05-08
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                            ------------  ------------

                        Commission File Number: 0-25963

                              AGROCAN CORPORATION
          --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                            N/A
     -------------------------------           ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
As of March 31, 2002, the Company had 3,059,970 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]
Documents  incorporated  by  reference:  None.

                              AGROCAN CORPORATION

                                      INDEX


PART I.  FINANCIAL  INFORMATION

     Item 1.  Financial  Statements

          Consolidated Balance Sheet (Unaudited) - March 31, 2002 and September 31, 2001

          Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
          -  Three  Months  and  Six  Months  Ended  March  31,  2002  and  2001

          Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended March 31, 2002 and 2001

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

     Item 2.  Changes  in  Securities  and  Use  of  Proceeds

     Item 6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                                       AGROCAN CORPORATION
                             CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                  March 31, 2002     September 30,
                                                                                          2001
                                                                USD           RMB         RMB
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $       82,861     687,749     591,864
  Accounts receivable, net                                     1,310,175  10,874,453  12,748,777
  Other receivables and prepayments                               81,399     675,610     625,772
  Inventories                                                    499,267   4,143,920   1,453,528
  Deposits                                                        20,883     173,327     155,801
  Amount due from related parties, net                           510,254   4,235,107   3,618,173
                                                          --------------------------------------
  TOTAL CURRENT ASSETS                                         2,504,839  20,790,166  19,193,915

ADVANCES RECEIVABLE, NET                                         984,200   8,168,860   8,168,860
PROPERTY, PLANT AND EQUIPMENT, NET                               739,611   6,138,772   6,143,437
                                                          --------------------------------------
  TOTAL ASSETS                                            $    4,228,650  35,097,798  33,506,212
                                                          ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank loan                                    $      120,482   1,000,000   1,993,000
  Short-term loans-unsecured                                     469,303   3,895,212   3,410,212
  Accounts payable                                               127,356   1,057,060   2,266,412
  Other payables and accruals                                    226,099   1,876,620   1,171,615
  Income tax payable                                              75,120     623,496     777,015
  Deposits received                                              435,728   3,616,544     780,404
  Amount due to related parties                                  371,541   3,083,789   4,349,334
                                                          --------------------------------------
  TOTAL LIABILITIES, ALL CURRENT                               1,825,629  15,152,721  14,747,992

MINORITY INTEREST                                                133,703   1,109,737   1,119,624

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001 per share,
      authorized 10,000,000 shares; none issued
  Common stock, par value US$0.0001 per share,
      authorized 25,000,000 shares; issued and
      outstanding 3,059,970 shares at March 31, 2002                 306       2,540       2,224
  Capital in excess of par value                               1,656,750  13,751,029  12,257,029
  Retained earnings
      Unappropriated                                             464,269   3,853,432   4,151,004
      Appropriated                                               145,818   1,210,289   1,210,289
  Other comprehensive income                                       2,175      18,050      18,050
                                                          --------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                   2,269,318  18,835,340  17,638,596
                                                          --------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $    4,228,650  35,097,798  33,506,212
                                                          ======================================

See  notes  to  consolidated  financial  statements

                              AGROCAN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                          2002         2002        2001
                                       ----------------------------------
                                          USD          RMB         RMB
NET SALES                             $  447,129   3,711,171   4,406,913

COST OF SALES                            380,724   3,160,006   3,402,809
                                       ----------------------------------

GROSS PROFIT                              66,405     551,165   1,004,104

ADMINISTRATIVE AND GENERAL EXPENSES      (80,430)   (667,571)   (809,707)

SELLING EXPENSES                          (8,664)    (71,911)   (225,560)
                                       ----------------------------------

LOSS FROM OPERATIONS                     (22,689)   (188,317)    (31,163)

OTHER INCOME (EXPENSE)
    Interest income                       11,474      95,235      35,058
    Interest expense                        (391)     (3,246)    (21,114)
    Amortization of loan fees                  -           -    (151,153)
                                       ----------------------------------

LOSS BEFORE INCOME TAXES                 (11,606)    (96,328)   (168,372)

INCOME TAXES                              (5,117)    (42,472)    (56,903)
                                       ----------------------------------
LOSS BEFORE MINORITY INTEREST            (16,723)   (138,800)   (225,275)

MINORITY INTEREST                            355       2,945       7,040
                                       ----------------------------------

NET LOSS                              $  (16,368)   (135,855)   (218,235)
                                       ==================================

WEIGHTED AVERAGE SHARES OUTSANDING
    Basic and diluted                  3,059,970   3,059,970   2,334,970

BASIC AND DILUTED LOSS PER SHARE      $    (0.01)      (0.04)      (0.09)
                                       ==================================

See  notes  to  consolidated  financial  statements

                              AGROCAN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001


                                          2002         2002         2001
                                       ------------------------------------
                                          USD          RMB          RMB
NET SALES                             $  575,036    4,772,797    6,606,045

COST OF SALES                            474,286    3,936,568    5,053,818
                                       ------------------------------------

GROSS PROFIT                             100,750      836,229    1,552,227

ADMINISTRATIVE AND GENERAL EXPENSES     (125,091)  (1,038,257)  (1,596,375)

SELLING EXPENSES                         (16,554)    (137,401)    (245,481)
                                       ------------------------------------

LOSS FROM OPERATIONS                     (40,895)    (339,429)    (289,629)

OTHER INCOME (EXPENSE)
    Interest income                       11,968       99,340       35,058
    Interest expense                      (3,583)     (29,743)     (31,740)
    Amortization of loan fees                  -            -     (302,306)
                                       ------------------------------------

LOSS BEFORE INCOME TAXES                 (32,510)    (269,832)    (588,617)

INCOME TAXES                              (4,533)     (37,627)     (84,829)
                                       ------------------------------------

LOSS BEFORE MINORITY INTEREST            (37,043)    (307,459)    (673,446)

MINORITY INTEREST                          1,191        9,887       29,622
                                       ------------------------------------

NET LOSS                              $  (35,852)    (297,572)    (643,824)
                                       ====================================

WEIGHTED AVERAGE SHARES OUTSANDING
    Basic and diluted                  3,059,970    3,059,970    2,334,970

BASIC AND DILUTED LOSS PER SHARE      $    (0.01)       (0.10)       (0.28)
                                       ====================================

See  notes  to  consolidated  financial  statements

                              AGROCAN CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001


                                                              2002        2002         2001
                                                            -----------------------------------
                                                              USD          RMB          RMB
OPERATING ACTIVITIES
Net loss                                                   $ (35,852)    (297,572)    (643,824)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
  Amortization of deferred costs                                   -            -      302,307
  Common shares issued for directors' remuneration           180,038    1,494,316            -
  Depreciation                                                36,387      302,010      298,490
  Minority interest in net loss                               (1,191)      (9,887)     (29,622)
  (Increase) decrease in accounts receivable                 225,822    1,874,324   (1,340,517)
  Decrease (increase) in other receivables, deposits
   and prepayments                                            (8,116)     (67,364)  (4,497,392)
  (Increase) in inventories                                 (324,144)  (2,690,392)  (1,027,988)
  (Increase) decrease in amounts due from related parties    (74,329)    (616,934)     767,091
  Increase (decrease) in accounts payable                   (145,705)  (1,209,352)   1,251,686
  Increase (decrease) in income tax payable                  (18,496)    (153,519)    (179,185)
  Increase in other payables and accruals                     84,940      705,005    3,502,892
  Increase (decrease) in deposits received                   341,703    2,836,140     (808,897)
  Increase (decrease) in amounts due to related parties     (152,475)  (1,265,545)     503,816
                                                            -----------------------------------

  Net cash provided by (used in) operating activities        108,582      901,230   (1,901,143)
                                                            -----------------------------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                 (35,825)    (297,345)    (659,489)
                                                            -----------------------------------

  Net cash used in investing activities                      (35,825)    (297,345)    (659,489)
                                                            -----------------------------------

FINANCING ACTIVITIES
  Repayment of short term bank loan                         (119,639)    (993,000)           -
  Repayment of short term loans - unsecured                        -            -     (510,000)
  Increase in note payable                                         -            -      414,000
  Proceeds from short term loans - unsecured                  58,434      485,000            -
  Short term bank loan                                             -            -    2,000,000
                                                            -----------------------------------

  Net cash (used in) provided by financing activities        (61,205)    (508,000)   1,904,000
                                                            -----------------------------------

Net increase (decrease) in cash and cash equivalents          11,552       95,885     (656,632)
Cash and cash equivalents beginning                           71,309      591,864    4,616,686
                                                            -----------------------------------

Cash and cash equivalents ending                            $ 82,861      687,749    3,960,054
                                                            ===================================

See  notes  to  consolidated  financial  statements

AGROCAN  CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(EXPRESSED  IN  RENMINBI)

1.    THE  INTERIM  FINANCIAL  STATEMENTS

      The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in our Form 10-KSB for the year ended September 30, 2001, have been condensed or omitted for the interim statements. It is our opinion that, when the interim statements are read in conjunction with the September 30, 2001 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full fiscal year, as the Company's business fluctuates in accordance with planting seasons resulting in increased revenues in the second and third quarters.

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

      The Company reported a 27.8% decrease in sales during the six months ended March 31, 2002 compared to the six months ended March 31, 2001. At March 31, 2002 the Company is in default on short-term loans with third parties of approximately RMB 1.5 million. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2002.

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

2.    INVENTORIES

      Inventories at March 31, 2002 and September 30, 2001 are comprised of the following:

                                  MARCH 31, 2002           SEPTEMBER 30, 2001

                               USD               RMB              RMB
      RAW MATERIALS         $228,898           1,899,859       1,020,669
      FINISHED GOODS         270,369           2,244,061         432,859
                            --------           ---------       ---------
                            $499,267           4,143,920       1,453,528
                            ========           =========       =========

3.    SHORT-TERM BANK LOANS

      As of March 31, 2002, the Company had a bank loan of RMB1,000,000 (US$120,482). The bank loan bears interest at 6.435% per annum and is due during the year ending September 30, 2002.

4.    INCOME  TAXES

      During the six months ended March 31, 2002, our subsidiaries recorded income tax expense of RMB 37,627. We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Our British Virgin Islands subsidiary is not liable for income taxes. Our PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. PRC Companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of our PRC subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special zones, and they are entitled to a reduced national income taxes rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holidays", whereby the subsidiaries are fully exempted from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year, 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered to be material at March 31, 2002 and 2001.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning our expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund our capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

We, through AgroCan (China) Inc., currently own 100% interests in two wholly-owned subsidiaries, Guangxi Linmao Fertilizer Company Limited ("Guangxi Linmao") and Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). We, through AgroCan (China) Inc., also own a 70% interest in Jiangxi Fenglin Chemical Industry Company Limited, a Sino-Foreign Equity Joint Venture ("Jiangxi Fenglin"). All of the aforementioned entities are located in the People's Republic of China ("China" or the "PRC").

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

Consolidated  Results  of  Operations:

Three Months Ended March 31, 2002 and 2001:

Sales. The sales for the three months ended March 31, 2002 were RMB 3,711,171 as compared to sales of RMB 4,406,913 for the three months ended March 31, 2001, a decrease of RMB 695,742 or 15.8%. The decrease was due to lower demands from our major customers. Subsequent to March 31, 2002, we have increased production levels and management believes that sales for the year ended September 30, 2002 will approximate 80% of prior year levels.

Gross Profit. Gross profit for the three months ended March 31, 2002 was RMB 551,165 or 14.9% of revenues, as compared to RMB 1,004,104 or 22.8% of revenues for the three months ended March 31, 2001. The gross profit margin decreased in 2002 as compared to 2001 as a result of lower sales prices to attract new customers.

Administrative and General Expenses. Administrative and general expenses for the three months ended March 31, 2002 were RMB 667,571 or 18% of revenues, as compared to RMB 809,707 or 18.4% of revenues for the three months ended March 31, 2001, a decrease of RMB 142,136. In view of the reduced level of sales and production during the quarter ended March 31, 2002, management was able to reduce administrative and general expenses, primarily in discretionary wages, travel and office expenses.

Selling Expenses. Selling expenses for the three months ended March 31, 2002 were RMB 71,911 or 1.9% of revenues, as compared to RMB 225,560 or 5.1% of revenues for the three months ended March 31, 2001, a decrease of RMB 153,649. Selling expenses decreased in 2002 compared to 2001 as a result of reduction in sales due to the lower demand from major customers.

Loss  from  Operations.     Loss  from  operations was RMB 188,317 for the three
months ended March 31, 2002, as compared to a loss from operations of RMB 31,163 for the three months ended March 31, 2001.

Other  Income  (Expense).     We  recorded interest income of RMB 95,235 and RMB
35,058  for  the  three  months  ended  March  31,  2002 and 2001, respectively.

We recorded interest expense of RMB 3,246 and RMB 21,114 for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, we had a bank loan of RMB 1,000,000 (US$120,482). The bank loan bears interest at 6.435% per annum and is due during the year ending September 30, 2002.

We recorded amortization of loan fees of RMB 0 and RMB 151,153 for the three months ended March 31, 2002 and 2001, respectively.

Income Taxes.          During the three months ended March 31, 2002, we recorded
income tax of RMB 42,472. We recognized income tax expense of RMB 56,903 for the three months ended March 31, 2001.

Minority Interest. For the three months ended March 31, 2002 and 2001, we recorded a minority interest of RMB 2,945 and RMB 7,040 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was RMB 135,855 for the three months ended March 31, 2002, as compared to a net loss of RMB 218,235 for the three months ended March 31, 2001. The reason for less amount of net loss for the three months ended March 31, 2002 than March 31, 2001 was primarily the result of the reduced administrative and general expenses and selling expenses, even though the gross profit was less than the same period of last year.

Six  Months  Ended  March 31, 2002 and 2001:

Sales. The sales for the six months ended March 31, 2002 were RMB 4,772,797 as compared to sales of RMB 6,606,045 for the six months ended March 31, 2001, a decrease of RMB 1,833,248 or 27.8%. The decrease was due to lower demands from our major customers. Subsequent to March 31, 2002, we have increased production levels and management believes that sales for the year ended September 30, 2002 will approximate 80% of prior year levels.

Gross Profit. Gross profit for the six months ended March 31, 2002 was RMB 836,229 or 17.5% of revenues, as compared to RMB 1,552,227 or 23.5% of revenues for the six months ended March 31, 2001. The gross profit margin decreased in 2002 as compared to 2001 as a result of lower sales prices to attract new customers.

Administrative and General Expenses. Administrative and general expenses for the six months ended March 31, 2002 were RMB 1,038,257 or 21.8% of revenues, as compared to RMB 1,596,375 or 24.2% of revenues for the six months ended March 31, 2001, a decrease of RMB 558,118. In view of the reduced level of sales and production during the quarter ended March 31, 2002, management was able to reduce administrative and general expenses, primarily in discretionary wages, travel and office expenses.

Selling Expenses. Selling expenses for the six months ended March 31, 2002 were RMB 137,401 or 2.9% of revenues, as compared to RMB 245,481 or 3.7% of revenues for the six months ended March 31, 2002, a decrease of RMB 108,080. Selling expenses decreased in 2002 compared to 2001 as a result of reduction in sales due to the lower demand from major customers.

Loss  from  Operations.     Loss  from  operations  was  RMB 339,429 for the six
months ended March 31, 2002, as compared to a loss from operations of RMB 289,629 for the six months ended March 31, 2001.

Other  Income  (Expense).     We  recorded interest income of RMB 99,340 and RMB
35,058  for  the  six  months  ended  March  31,  2002  and  2001, respectively.

We recorded interest expense of RMB 29,743 and RMB 31,740 for the six months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, we had a bank loan of RMB 1,000,000 (US$120,482). The bank loan bear interest at 6.435% per annum and is due during the year ending September 30, 2002.

We recorded amortization of loan fees of RMB 0 and RMB 302,306 for the six months ended March 31, 2002 and 2001, respectively.

Income  Taxes.     During  the six  months  ended  March 31, 2002,  we  recorded income tax expense of RMB 37,627. We recognized income tax expense of RMB 84,829 for the six months ended March 31, 2001.

Minority Interest. For the six months ended March 31, 2002 and 2001, we recorded a minority interest of RMB 9,887 and RMB 29,622 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was RMB 297,572 for the six months ended March 31, 2002, as compared to a net loss of RMB 643,824 for the six months ended March 31, 2001. The reason for less net loss for the six months ended March 31, 2002 than March 31, 2001 was primarily as a result of the reduction in administrative and general expenses and selling expenses, even though the gross profit was less than the same period of last year.

Consolidated  Financial  Condition:

Liquidity  and  Capital  Resources - March 31, 2002

We reported a 27.8% decrease in sales during the six months ended March 31, 2002 compared to the six months ended March 31, 2001. At March 31, 2002 we are in default on short-term loans with third parties of approximately RMB 1.5 million. We believe that it has adequate funds to support operations for the current fiscal year ending September 30, 2002.

To address our on-going and long-term cash needs, we plan to initiate discussions with investment banks and financial institutions and attempt to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through additional bank or third party borrowings. We cannot provide any assurance that it will be able to raise any such funds.

Operating. For the six months ended March 31, 2002, our operations generated cash resources of RMB 901,230 as compared to utilizing RMB 1,901,143 for the six months ended March 31, 2001. Our operations generated more cash resources in 2002 as compared to 2001 primarily as a result of the settlement of accounts receivable and also the receipt of deposits from our major customers, and we issued common shares for directors' remuneration totaling RMB 1,494,316 during the six months ended March 31, 2002. At March 31, 2002, cash and cash equivalents had increased by RMB 95,885 to RMB 687,749, as compared to RMB591,864 at September 30, 2001. We had working capital of RMB 5,637,445, at March 31, 2002, as compared to RMB 4,445,923 at September 30, 2001, resulting in current ratios of 1.37:1 and 1.30:1 at March 31, 2002 and September 30, 2001, respectively.

Accounts receivable. Accounts receivable decreased by RMB 1,874,324, to RMB 10,874,453 at March 31, 2002, from RMB 12,748,777 at September 30, 2001.
Accounts receivable decreased during the six months ended March 31, 2002 as a result of settlement of part of the accounts receivable. Subsequent to March 31, 2002, we have received an additional RMB800,000 in settlement of accounts receivable.

Inventories.   Inventories increased by RMB 2,690,392, to RMB 4,143,920 at March
31, 2002, from RMB 1,453,528 at September 30, 2001 in anticipation of the current selling season during the spring and summer.

Amount  due  from related parties.     Amount due from related parties increased
by  RMB616,934,  to  RMB  4,235,107  at  March  31,  2002, from RMB 3,618,173 at
September  30,  2001  as  a  result  of  making  loans  to  related  companies.

Investing.     During the six months ended March 31, 2002 and 2001, additions to property, plant and equipment aggregated RMB 297,345 and RMB 659,489, respectively.

Financing.     During  the  six  months  ended  March  31,  2002,  one  of  our subsidiaries repaid RMB993,000 of short-term bank loans. Also, one of our subsidiaries obtained loan proceeds of RMB485,000 under unsecured short-term loans.


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

PART  II.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the six months ended March 31, 2002, we issued 375,000 shares of common stock. The shares were issued to two of our directors/officers, Mr. Danny Wu and Mr. Lawrence Hon, in lieu of cash as remuneration for their services to the Company.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits:

(b)   Reports  on  Form  8-K:

      Six  Months  Ended  March 31, 2002 - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AGROCAN CORPORATION
                              -------------------
                                  (Registrant)



Date:  May 8, 2002                        By:  /s/  LAWRENCE  HON
                                             -----------------------------
                                                    Lawrence  Hon
                                                    President  and  Chief
                                                    Executive  Officer
                                                    (Duly  Authorized
                                                    Officer)




Date:  May 8, 2002                        By:  /s/  CARL  YUEN
                                             -------------------------------
                                                    Carl  Yuen
                                                    Chief  Financial  Officer
                                                    (Principal  Financial
                                                    and  Accounting  Officer)