Form 10QSB
period 2002-06-30
AGROCAN CORP
filed 2002-08-14
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________

                         Commission File Number: 0-25963

                               AGROCAN CORPORATION
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   N/A
     -------------------------------            ---------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
As of June 30, 2002, the Company had 3,393,304 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]
Documents incorporated by reference:  None.

                              AGROCAN  CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets (Unaudited) - June 30, 2002 and September 31, 2001

          Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - Three Months and Nine Months Ended June 30, 2002 and 2001

          Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended June 30, 2002 and 2001

          Notes to Consolidated Financial Statements (Unaudited) - Nine Months Ended June 30, 2002 and 2001

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


SIGNATURES

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                      AGROCAN CORPORATION
                            CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                             June 30, 2002       September 30,
                                                                                      2001
                                                            USD         RMB           RMB
                                                         ----------  ----------  -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $   40,530     336,401        591,864
  Accounts receivable, net                                1,295,451  10,752,242     12,748,777
  Other receivables and prepayments                          78,215     649,188        625,772
  Inventories                                               499,807   4,148,396      1,453,528
  Deposits                                                   13,979     116,027        155,801
  Amount due from related parties, net                      483,244   4,010,928      3,618,173
                                                         ----------  ----------  -------------

  TOTAL CURRENT ASSETS                                    2,411,226  20,013,182     19,193,915

ADVANCES RECEIVABLE, NET                                    984,200   8,168,860      8,168,860
PROPERTY, PLANT AND EQUIPMENT, NET                          724,455   6,012,976      6,143,437
                                                         ----------  ----------  -------------

  TOTAL ASSETS                                           $4,119,881  34,195,018     33,506,212
                                                         ==========  ==========  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank loan                                   $  120,482   1,000,000      1,993,000
  Short-term loans-unsecured                                447,013   3,710,212      3,410,212
  Accounts payable                                          160,854   1,335,091      2,266,412
  Other payables and accruals                               127,419   1,057,571      1,171,615
  Income tax payable                                         81,530     676,695        777,015
  Deposits received                                         384,180   3,188,695        780,404
  Amount due to related parties                             357,208   2,964,825      4,349,334
                                                         ----------  ----------  -------------

  TOTAL LIABILITIES, ALL CURRENT                          1,678,686  13,933,089     14,747,992

MINORITY INTEREST                                           130,479   1,082,974      1,119,624

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001 per share,
    authorized 10,000,000 shares; none issued
  Common stock, par value US$0.0001 per share,
    authorized 25,000,000 shares; issued and
    outstanding 3,393,304 shares at June 30, 2002               339       2,816          2,224
  Capital in excess of par value                          1,746,750  14,498,029     12,257,029
  Retained earnings
    Unappropriated                                          415,635   3,449,771      4,151,004
    Appropriated                                            145,818   1,210,289      1,210,289
  Other comprehensive income                                  2,175      18,050         18,050
                                                         ----------  ----------  -------------

  TOTAL SHAREHOLDERS' EQUITY                              2,310,717  19,178,955     17,638,596
                                                         ----------  ----------  -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $4,119,881  34,195,018     33,506,212
                                                         ==========  ==========  =============

See notes to consolidated financial statements

                               AGROCAN CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS)   (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                2002         2002         2001
                                             -----------  -----------  ----------
                                                 USD          RMB          RMB
NET SALES                                    $  622,109    5,163,505   9,027,035

COST OF SALES                                   503,874    4,182,156   6,677,600
                                             -----------  -----------  ----------

GROSS PROFIT                                    118,235      981,349   2,349,435

ADMINISTRATIVE AND GENERAL EXPENSES            (137,136)  (1,138,229)   (740,547)

SELLING EXPENSES                                (29,610)    (245,767)   (399,793)
                                             -----------  -----------  ----------

INCOME (LOSS) FROM OPERATIONS                   (48,511)    (402,647)  1,209,095

OTHER INCOME (EXPENSE)
  Interest income                                 5,920       49,132       4,111
  Interest expense                               (2,857)     (23,710)    (32,630)
  Amortization of loan fees                           -            -     (57,200)
                                             -----------  -----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES               (45,448)    (377,225)  1,123,376

INCOME TAXES                                     (6,410)     (53,199)    (59,981)
                                             -----------  -----------  ----------

INCOME (LOSS) BEFORE MINORITY INTEREST          (51,858)    (430,424)  1,063,395

MINORITY INTEREST                                 3,224       26,763     (27,952)
                                             -----------  -----------  ----------

NET INCOME (LOSS)                            $  (48,634)    (403,661)  1,035,443
                                             ===========  ===========  ==========

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustments            -            -      26,287
                                             -----------  -----------  ----------

COMPREHENSIVE INCOME (LOSS)                     (48,634)    (403,661)  1,061,730
                                             ===========  ===========  ==========

WEIGHTED AVERAGE SHARES OUTSANDING
  Basic and diluted                           3,061,630    3,061,630   2,318,318

BASIC AND DILUTED INCOME (LOSS) PER SHARE    $    (0.02)       (0.13)       0.46
                                             ===========  ===========  ==========

See notes to consolidated financial statements

                                AGROCAN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS)   (UNAUDITED)
                     NINE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                2002         2002         2001
                                             -----------  -----------  -----------
                                                 USD         RMB          RMB
NET SALES                                    $1,197,145    9,936,302   15,633,080

COST OF SALES                                   978,160    8,118,724   11,731,418
                                             -----------  -----------  -----------

GROSS PROFIT                                    218,985    1,817,578    3,901,662

ADMINISTRATIVE AND GENERAL EXPENSES            (262,227)  (2,176,486)  (2,336,922)

SELLING EXPENSES                                (46,165)    (383,168)    (645,274)
                                             -----------  -----------  -----------

INCOME (LOSS) FROM OPERATIONS                   (89,407)    (742,076)     919,466

OTHER INCOME (EXPENSE)
  Interest income                                17,888      148,472       39,169
  Interest expense                               (6,440)     (53,453)     (64,370)
  Amortization of loan fees                           -            -     (359,506)
                                             -----------  -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES               (77,959)    (647,057)     534,759

INCOME TAXES                                    (10,943)     (90,826)    (144,810)
                                             -----------  -----------  -----------

INCOME (LOSS) BEFORE MINORITY INTEREST          (88,902)    (737,883)     389,949

MINORITY INTEREST                                 4,416       36,650        1,670
                                             -----------  -----------  -----------

NET INCOME (LOSS)                            $  (84,486)    (701,233)     391,619
                                             ===========  ===========  ===========

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustments            -            -       26,287
                                             -----------  -----------  -----------

COMPREHENSIVE INCOME (LOSS)                     (84,486)    (701,233)     417,906
                                             ===========  ===========  ===========

WEIGHTED AVERAGE SHARES OUTSANDING
  Basic and diluted                           2,906,883    2,906,883    2,318,318

BASIC AND DILUTED INCOME (LOSS) PER SHARE    $    (0.03)       (0.25)        0.18
                                             ===========  ===========  ===========

See notes to consolidated financial statements

                                      AGROCAN CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                            2002        2002          2001
                                                         ----------  -----------  ------------
                                                             USD         RMB          RMB
OPERATING ACTIVITIES
Net (loss) income                                        $ (84,486)    (701,233)      391,619
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
  Amortization of deferred costs                                 -            -       359,507
  Common shares issued for directors remuneration           90,000      747,000             -
  Depreciation                                              56,176      466,262       547,736
  Minority interest in net loss                             (4,416)     (36,650)       (1,670)
  Decrease in accounts receivable                          240,546    1,996,535    23,898,633
  Decrease (increase) in other receivables, deposits
    and prepayments                                          1,971       16,358   (11,553,160)
  Increase in inventories                                 (324,683)  (2,694,868)     (818,540)
  Increase in amounts due from related parties             (47,320)    (392,755)   (8,843,237)
  Decrease in accounts payable                            (112,207)    (931,321)  (20,147,876)
  Decrease in income tax payable                           (12,087)    (100,320)     (178,621)
  (Increase) decrease in other payables and accurals       (13,740)    (114,044)    3,711,650
  Increase (decrease) in deposits received                 290,156    2,408,291      (826,147)
  Increase (decrease) in amounts due to related parties     13,263      110,083       479,971
                                                         ----------  -----------  ------------

  Net cash (used in) provided by operating activities       93,173      773,338   (12,980,135)
                                                         ----------  -----------  ------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment               (40,458)    (335,801)     (707,836)
                                                         ----------  -----------  ------------

  Net cash used in investing activities                    (40,458)    (335,801)     (707,836)
                                                         ----------  -----------  ------------

FINANCING ACTIVITIES
  Repayment of short term bank loan                       (119,639)    (993,000)            -
  Repayment of short term loans - unsecured                      -                   (570,000)
  Proceeds from short term loans - unsecured                36,145      300,000             -
  Short term bank loan                                           -            -    10,000,000
                                                         ----------  -----------  ------------

  Net cash (used in) provided by financing activities      (83,494)    (693,000)    9,430,000
                                                         ----------  -----------  ------------

Net decrease in cash and cash equivalents                  (30,779)    (255,463)   (4,257,971)
Cash and cash equivalents beginning                         71,309      591,864     4,616,686
Effect of exchange rate changes on cash                          -            -        26,287
                                                         ----------  -----------  ------------

Cash and cash equivalents end                            $  40,530      336,401       385,002
                                                         ==========  ===========  ============

Supplemental schedule of non-cash investing
and financing activities:
  Common shares issued for
  amounts due to related parties                           180,071    1,494,592
                                                         ==========  ===========

See notes to consolidated financial statements

AGROCAN CORPORATION
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NINE  MONTHS  ENDED  JUNE  30,  2002  AND  2001
(UNAUDITED)
(EXPRESSED  IN  RENMINBI)

1.   THE INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in our Form 10-KSB for the year ended September 30, 2001, have been condensed or omitted for the interim statements. It is our opinion that, when the interim statements are read in conjunction with the September 30, 2001 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full fiscal year, as the Company's business fluctuates in accordance with planting seasons resulting in increased revenues in the second and third quarters.

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

     The Company reported a 36.4% decrease in sales during the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2002.

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

2.   INVENTORIES

     Inventories at June 30, 2002 and September 30, 2001 are comprised of the following:

                                     JUNE 30, 2002            SEPTEMBER 30, 2001

                                USD                 RMB                  RMB
     RAW MATERIALS            $190,842           1,583,985           1,020,669
     FINISHED GOODS            308,965           2,564,411             432,859
                              --------           ---------           ---------
                              $499,807           4,148,396           1,453,528
                              ========           =========           =========

3.   SHORT-TERM BANK LOANS

     As of June 30, 2002, the Company has a bank loan of RMB1,000,000 (US$120,482) which is due on April 19, 2003 and bears interest at 5.325% per annum.

4.   INCOME TAXES

     During the nine months ended June 30, 2002, our subsidiaries recorded an income tax of RMB 90,826. We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Our British Virgin Islands subsidiary is not liable for income taxes. Our PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. PRC Companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of our PRC subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special zones, and they are entitled to a reduced national income taxes rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holidays", whereby the subsidiaries are fully exempted from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year, 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered material at June 30, 2002 and 2001.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning our expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund our capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

Consolidated  Results  of  Operations:

Three  Months  Ended  June  30,  2002  and  2001:

Sales. The sales for the three months ended June 30, 2002 were RMB 5,163,505 as compared to sales of RMB 9,027,035 for the three months ended June 30, 2001, a decrease of RMB 3,863,530 or 42.8%. The decrease was due to lower demands from our major customers. Since it is close to the end of the planting season, management believes that sales for the year ended September 30, 2002 will approximate 75% of prior year levels.

Gross Profit. Gross profit for the three months ended June 30, 2002 was RMB 981,349 or 19% of revenues, as compared to RMB 2,349,435 or 26% of revenues for the three months ended June 30, 2001. The gross profit margin decreased in 2002 as compared to 2001 as a result of lower sales prices to attract new customers.

Administrative and General Expenses. Administrative and general expenses for the three months ended June 30, 2002 were RMB 1,138,229 or 22% of revenues, as compared to RMB 740,547 or 8.2% of revenues for the three months ended June 30, 2001, an increase of RMB 397,682. The increase of administrative and general expenses is mainly due to director's remuneration of RMB 747,000 for the three quarters of the current fiscal year.

Selling Expenses. Selling expenses for the three months ended June 30, 2002 were RMB 245,767 or 4.8% of revenues, as compared to RMB 399,793 or 4.4% of revenues for the three months ended June 30, 2001, a decrease of RMB 154,026. Selling expenses decreased in 2002 compared to 2001 as a result of reduced sales due to the lower demand from major customers.

Income  / Loss from Operations.     Loss from operations was RMB 402,647 for the
three months ended June 30, 2002, as compared to an income from operations of RMB 1,209,095 for the three months ended June 30, 2001.

Other  Income  (Expense).     We  recorded interest income of RMB 49,132 and RMB
4,111  for  the  three  months  ended  June  30,  2002  and  2001, respectively.

We recorded interest expense of RMB 23,710 and RMB 32,630 for the three months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, we had extended a bank loan of RMB 1,000,000 (US$120,482) which was originally due at June 19, 2002. The bank loan bears interest at 5.325% per annum and is due at April 19, 2003.

We recorded amortization of loan fees of RMB 0 and RMB 57,200 for the three months ended June 30, 2002 and 2001, respectively.

Income  Taxes.          During the three months ended June 30, 2002, we recorded
income tax of RMB 53,199. We recognized income tax expense of RMB 59,981 for the three months ended June 30, 2001.

Minority Interest. For the three months ended March 31, 2002 and 2001, we recorded a minority interest of RMB 26,763 and RMB (27,952) respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Income / Loss. Net loss was RMB 403,661 for the three months ended June 30, 2002, as compared to a net income of RMB 1,035,443 for the three months ended June 30, 2001. The reason for recording net loss for the three months ended June 30, 2002 while recording net income for the three months ended June 30, 2001 was primarily the result of the increasing administrative and general expenses due to director's remuneration.


Nine  Months  Ended  June  30,  2002  and  2001:

Sales. The sales for the nine months ended June 30, 2002 were RMB 9,936,302 as compared to sales of RMB 15,633,080 for the nine months ended June 30, 2001, a decrease of RMB 5,696,778 or 36.4%. The decrease was due to lower demands from our major customers. Since it is close to the end of the planting season, management believes that sales for the year ended September 30, 2002 will approximate 75% of prior year levels.

Gross Profit. Gross profit for the nine months ended June 30, 2002 was RMB 1,817,578 or 18.3% of revenues, as compared to RMB 3,901,662 or 25% of revenues for the nine months ended June 30, 2001. The gross profit margin decreased in 2002 as compared to 2001 as a result of lower sales prices to attract new customers.

Administrative and General Expenses. Administrative and general expenses for the nine months ended June 30, 2002 were RMB 2,176,486 or 21.9% of revenues, as compared to RMB 2,336,922 or 14.9% of revenues for the nine months ended June 30, 2001, a decrease of RMB 160,436.

Selling Expenses. Selling expenses for the nine months ended June 30, 2002 were RMB 383,168 or 3.9% of revenues, as compared to RMB 645,274 or 4.1% of revenues for the nine months ended June 30, 2002, a decrease of RMB 262,106. Selling expenses decreased in 2002 compared to 2001 as a result of reduction in sales due to the lower demand from major customers.

Income  / loss from Operations.     Loss from operations was RMB 742,076 for the
nine months ended June 30, 2002, as compared to an income from operations of RMB 919,466 for the nine months ended June 30, 2001.

Other  Income  (Expense).     We recorded interest income of RMB 148,472 and RMB
39,169  for  the  nine  months  ended  June  30,  2002  and  2001, respectively.

We recorded interest expense of RMB 53,453 and RMB 64,370 for the nine months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, we had extended a bank loan of RMB 1,000,000 (US$120,482) which was originally due at June 19, 2002. The bank loan bears interest at 5.325% per annum and is due at April 19, 2003.

We recorded amortization of loan fees of RMB 0 and RMB 359,506 for the nine months ended June 30, 2002 and 2001, respectively.

Income Taxes.     During the nine months ended June 30, 2002, we recorded income tax of RMB 90,826. We recognized income tax expense of RMB 144,810 for the nine months ended June 30, 2001.

Minority Interest. For the nine months ended June 30, 2002 and 2001, we recorded a minority interest of RMB 36,650 and RMB 1,670 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Income / Loss. Net loss was RMB 701,233 for the nine months ended June 30, 2002, as compared to a net income of RMB 391,619 for the nine months ended June 30, 2001. The reason for recording net loss for the nine months ended June 30, 2002 while recording net income for the three months ended June 30, 2001 was primarily the result of the increasing administrative and general expenses due to director's remuneration.


Consolidated  Financial  Condition:

Liquidity and Capital Resources - June 30, 2002

We reported a 36.4% decrease in sales during the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2002.

To address its on-going and long-term cash needs, we plan to initiate discussions with investment banks and financial institutions and attempt to raise funds to support current and future operations. This includes attempting to raise additional working capital through the sale of additional capital stock or through additional bank or third party borrowings. We cannot provide any assurance that it will be able to raise any such funds.

Operating. For the nine months ended June 30, 2002, our operations generated cash resources of RMB 773,338 as compared to utilizing RMB 12,980,135 for the nine months ended June 30, 2001. Our operations generated more cash resources in 2002 as compared to 2001 primarily as a result of the settlement of accounts receivable and also the receipt of deposits from our major customers, and the issuance of common shares for directors' remuneration. At June 30, 2002, cash and cash equivalents decreased by RMB 255,463 to RMB 336,401, as compared to RMB 591,864 at September 30, 2001. We had working capital of RMB 6,080,093, at June 30, 2002, as compared to RMB 4,445,923 at September 30, 2001, resulting in current ratios of 1.44:1 and 1.30:1 at June 30, 2002 and September 30, 2001, respectively.

Accounts receivable.          Accounts receivable decreased by RMB 1,996,535, to
RMB  10,752,242  at  June  30,  2002, from RMB 12,748,777 at September 30, 2001.
Accounts receivable decreased during the nine months ended June 30, 2002 as a result of settlement of part of the accounts receivable.

Inventories.          Inventories  increased  by RMB 2,694,868, to RMB 4,148,396 at June 30, 2002, from RMB 1,453,528 at September 30, 2001 in anticipation of the current selling season during the spring and summer.

Amount  due  from related parties.     Amount due from related parties increased
by  RMB  392,755,  to  RMB  4,010,928  at  June  30, 2002, from RMB 3,618,173 at
September  30,  2001  as  a  result  of  making  loans  to  related  companies.

Investing.     During the nine months ended June 30, 2002 and 2001, additions to property, plant and equipment aggregated RMB 335,801 and RMB 707,836, respectively.

Financing.     During  the  nine  months  ended  June  30,  2002,  one  of  our subsidiaries repaid RMB 993,000 of the short-term bank loans. Also, one of our subsidiaries obtained loan proceeds of RMB 300,000 under unsecured short-term loans.


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

PART  II.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the nine months ended June 30, 2002, we issued 708,334 shares of common stock. The shares issued were primarily issued to two officer/directors in lieu of cash compensation for services rendered to us.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
     99.1     Certification  by  Chief  Executive  Officer
     99.2     Certification  by  Chief  Financial  Officer

(b)  Reports  on  Form  8-K:

     Nine Months Ended June 30, 2002 - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AGROCAN CORPORATION
                               -------------------
                                  (Registrant)



Date:  August 14, 2002                        By: /s/  LAWRENCE HON
                                              ----------------------------------
                                                Lawrence  Hon
                                                President  and  Chief
                                                Executive  Officer
                                                (Duly  Authorized
                                                Officer)




Date:  August 14, 2002                        By: /s/  CARL  YUEN
                                              ----------------------------------
                                                Carl  Yuen
                                                Chief  Financial  Officer
                                                (Principal  Financial
                                                and  Accounting  Officer)