Form 10KSB
period 2002-09-30
AGROCAN CORP
filed 2003-01-28
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 2002 were $1,480,680.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of September 30, 2002 was $298,769.

The issuer had 3,673,304 shares of common stock issued and outstanding as of September 30, 2002.

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

AgroCan China was established-in 1996 to take advantage of the growing demand for fertilizers and other products and technologies that enhance the agricultural output of China. As of September 30, 2002, we had established an annual production capacity of 125,000 metric tons ("MT") for compound fertilizers in two of the largest agricultural provinces of China, Guangxi and Jiangxi, and planned to enter markets in other provinces. We are expanding its distribution channels, product lines and services in order to provide comprehensive solutions to niche markets of the agricultural sectors of China.

The  following  is  a  summary  description  of  the  Subsidiaries and the Joint
Venture:

NAME OF            YEAR OF      OWNERSHIP              CAPACITY PER       PRODUCT
SUBSIDIARY      ESTABLISHMENT  PERCENTAGE   LOCATION     YEAR (MT)      DESCRIPTION
--------------  -------------  -----------  ---------  -------------  ----------------
Subsidiaries:
Guangxi                  1996         100%  Nanning,          50,000  Compound
Linmao                                      Guangxi,                  fertilizers for
Fertilizer                                  PRC                       eucalyptus,
Company                                                               citrus,  paddy
Limited                                                               rice, sugar cane
                                                                      and  flowers

Jiangxi                  1997         100%  Fuzhou,           50,000  Compound
Jiali                                       Jiangxi,                  fertilizers for
Chemical                                    PRC                       citrus,  fruit
Industry                                                              trees,  paddy
Company                                                               rice,  tobacco
Limited                                                               and  flowers

Joint Venture:

Jiangxi                  1996          70%  Nanchang,         25,000  Compound
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

According to irrigated area consumption of fertilizer figures compiled by the State Statistical Bureau, People's Republic of China, and published in the China Statistical Yearbook (2001), compound fertilizers have become increasingly popular in China over the last 20 years. The Company believes this trend is because compound fertilizers can provide crops and plants with balanced nutrients and maintain the Ph values of the soil. The following is a list of the main compound fertilizers developed by us:

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

PRODUCTION

In order to maintain the consistency of quality and corporate image, the fertilizer plants are designed and built with standard production facilities. Our management and employees are trained to operate the plants in the same manner. Standard operation procedures have been devised. These procedures are based on the requirement of ISO 9000 standards. The ISO 9000 standards were developed by the International Organization for Standardization, a non-governmental organization with membership from 120 countries. The ISO is not part of the United Nations Organization, although it has strong links with nearly all bodies and specialized agencies of the United Nations family. The ISO 9000 standards represent an international consensus on good management practice. These standards give organizations guidelines on what constitutes an effective quality management system, which in turn can serve as a framework for continuous improvement. The standard procedures include:

     -  raw  material  storage  practices
     -  material  feeding  steps  and  speed  of  the  production  line
     -  fertilizer  blending  control
     -  production  capability  analysis  (Cpk)
     -  packing  and  weighting  of  finished  products
     -  storage  and  procurement

All of the our products are made from urea, phosphate, potash and other non-hazardous chemicals. The production process does not cause any chemical reaction. We do not incur any additional costs for compliance with environmental laws in China.

QUALITY  CONTROL

The quality and level of nutrient output can be obtained by blending different proportions of NPK input. Water and other necessary ingredients have a significant impact on output cost and quality. All plants operated by the Company are equipped with computer systems to assist in cost and quality control. Quality assurance (QA) and quality control (QC) are priorities for us. Continuous improvement in product quality is vital to enhancing competitiveness. We plan to establish and implement a comprehensive quality-upgrading program that will lead to ISO 9000 certification. We emphasize the training of quality control personnel.

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

PRODUCT  DEVELOPMENT

We place considerable emphasis on the research and development of new products and technology. We have been very careful to cultivate good working relationships with major national and local agricultural and soil research institutes in China, as well as the Ministry of Agriculture, State Petroleum and Chemical Bureau, and State Forestry Bureau. We regularly engage the various institutes to conduct discrete research projects and testing on our behalf. Our management regularly meets with the government ministry and bureaus to obtain information on national policies and statistics with regard to the fertilizer and agricultural industries and advises these governmental agencies of industry developments. We currently retain a group of leading engineers and scientists as consultants to support the research teams at each subsidiary. We have not applied for any patents, since we believe that patent protection is not available to protect the formulations of our products since the ratios and proportion of the different materials change in accordance with soil, plant, season and weather conditions.

MARKETING  AND  DISTRIBUTION

The State Internal Trade Bureau of the PRC maintains distribution systems and channels from provincial to local levels. Our main customers are the farming supply bureaus and cooperatives under the State Internal Trade Bureau. These entities act as wholesalers to individual farmers. State-owned farms and plantations are also major accounts of ours, and are serviced by our sales representatives at each Subsidiary. These direct sales units are responsible for maintaining good working relationships with our customers. We have also established our own provincial distribution channels in the target market. As of September 30, 2002, we had established a total of 250 retail points of sales in Guangxi and Jiangxi provinces. During the fiscal year ended September 30, 2002, we had three customers that accounted for more than 10% of total sales: Jia Hua Co. Ltd., Gua Jia Co. Ltd. and Xin Jian Zhen Xin Agricultural Information Co. Ltd

As part of our marketing effort, we conduct soil and vegetation surveys on a regular basis and provide technical support to customers. Prior to the launching of any new compound fertilizers, testing fields are established and data is collected for further studies. The tests are conducted in collaboration with customers and the test results are certified by customers. Management believes that such close collaboration with customers enhances customer satisfaction and promotes customer loyalty.

PRICING

Market prices of fertilizers and constituent ingredients generally follow a seasonal fluctuation worldwide as well as in China. We have adopted a purchasing policy to order raw materials during the low price seasons so that product cost can be minimized. We have recently started to source raw material like urea directly from the producers rather than through intermediaries. This approach is expected to reduce our reliance on intermediates and thus reduce raw material costs. We purchase our raw materials from over thirty different suppliers. During the fiscal year ended September 30, 2002, we had three suppliers that provided more than 10% of our raw materials: Xin Jian Zhen Xin Agricultural Materials Co. Ltd., Xiao Gan Hui Nong Production Agricultural Materials Co. Ltd. and Nanning Agriculture Technique Promotional Service Co. Ltd. We are not reliant on any single supplier for its raw material supply.

Selling prices of our fertilizers are basically in line with the market prices in the respective markets where our plants are located. However, we are generally able to charge a slight premium (2% to 4%) over its competitors because of the stability and high quality of its products. The Joint Venture Agreement for Jiangxi Fenglin Chemical Industry Company Limited provides that the product price shall be calculated, in general, as the cost of raw materials plus 12% gross profit. However, as the controlling party of the Joint Venture, we have the right to increase or decrease prices without the approval of any governmental unit or other party.

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

      CULTIVATED AREA     GRAIN OUTPUT    OUTPUT PER
          (MILLION      (MILLION METRIC     HECTARE
YEAR     HECTARES)      -/+       TONS)       -/+      (METRIC TONS)    -/+
----  ----------------  ----------------  -----------  -------------  -------

1961             103.4             109.9        1.06

1978              97.3   - 5.9%    272.9       + 167%           2.80   + 164%

2000             93.0*   - 2.4%    462.2       +  69%           4.97  +   78%

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

In order to improve efficient utilization of fertilizers, the PRC Ministry of Agriculture opted for using more NPK compound fertilizers instead of single nutrients, such as urea. It is expected that demand for NPK compound fertilizers will gradually increase over the years. This demand can be satisfied either by increasing imports or local production. In 1996, in order to capitalize on the market growth in NPK compound fertilizers, we established our first NPK compound fertilizer production plant in Guangxi and further expanded into Jiangxi in 1997. As of September 30, 2002, our total annual production capacity is approximately 125,000 metric tons.

We expected that our prospects for additional sales would increase following the entry of China into the World Trade Organization on November 10, 2001. We also believe that China's entry into WTO will accelerate the free market policy within the PRC. Implementation of the policy by China will allow more imports of high quality products and services from America and the rest of the world. At the same time China will allow foreign companies to do business freely in China. We, being an American company operating in China for many years, should have a significant advantage in China's trade expansion however there can be no assurance that this will occur. Since China's entry into the WTO, we have been preparing for the opportunity and have started to identify several acquisitions that we believe will greatly enlarge our distribution network as well as add new product lines. Management also believes that should we be successful with our acquisitions, the additional business will help us to significantly increase our profitability in the next few years, however, there can be no assurance that we will be successful in finding and successfully closing acquisitions or the acquisitions, once closed, will make us profitable.

THE  COMPANY'S  MARKETS

In 2000, the usage of fertilizer in selected provinces and cities in the PRC was as follows:

                   IRRIGATED LAND   FERTILIZERS      FERTILIZERS         NPK
PROVINCE              (MILLION        CONSUMED         CONSUMED        CONSUMED
OR CITY               HECTARES)      (1,000 MT)   (TONS PER HECTARE)  (1,000 MT)
-----------------  --------------  -------------  ------------------  ----------

Guangxi                        1.5         1,570                1.05         423

Jiangxi                        1.9         1,069                0.56         227

Hebei and Tianjin              4.8         2,872                0.59         667

Henan                          4.7         4,195                0.89         799

Hubei                          2.1         2,471                1.19         457

Hunan                          2.7         1,822                0.68         299

Guangdong                      1.5         1,762                1.19         261

Shandong                       4.8         4,232                0.88       1,301

Jiangsu                        3.9         3,355                0.86         787

Anhui                          3.2         2,532                0.79         673

Sichuan                        2.5         2,126                0.86         375

Beijing                        0.3           179                0.55          61

Shanghai                       0.3           193                0.68          23

SUB-TOTAL                      4.2        28,378              10.77*       6,353

NATIONAL TOTAL                 3.8        41,464               0.77*       9,179


------------------------------

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

There are presently a small number of joint venture fertilizer plants China. Most of these plants are Sino-Foreign Equity Joint Venture companies between Chinese-owned enterprises and foreign companies. They mainly produce basic fertilizer ingredients such as urea. These fertilizer producers do not constitute direct competition for us because their plants are isolated and are unable to supply the whole country as China's infrastructure is still under development. Moreover, these plants do not maintain their own laboratories to develop new formulations and therefore do not have the capability to manufacture custom-made compound fertilizers that suit individual markets. These joint venture fertilizer plants can provide a stable supply of raw materials to our plants in different provinces.

COMPETITIVE  EDGE

We specialize in producing compound fertilizers, which are custom-made to suit local conditions, such as plant, soil and climate. There are no more than two competitors in our selected markets capable of producing custom fertilizer products. We believe that we have the following competitive advantages:

- our operations are located within a 200 kilometer radius of its market, resulting in savings in transportation costs, responsive customer services and market intelligence
- we emphasizes quality, as our compound fertilizer is unmatched as compared to locally supplied compound fertilizer
-    we  offer  a  wide variety of products for different needs by local farmers
-    we  conduct  proactive  product  and  market  development

- our plants are local, thus avoiding the import quota system, and which allow us to combine local and foreign expertise, and works closely with local farming supply bureaus and cooperatives

EXPANSION  PLANS

Our strategy in establishing operations in China is to first seek out operating production facility and management suitable for our product lines. Once a potential site is targeted, we will endeavor to implement a consistent facility and management strategy. Typically, the strategy is to form a joint venture with a local partner and provide initial capital. On-site management and financial, accounting and sales personnel are also provided, and our management personnel are expected to actively participate in the management and operations of the joint venture. Facilities are updated as needed. We will provide technology to the joint venture with the goal of developing fertilizers suitable for the local market. Management believes that the capital outlay for this type of operation is lower than forming a new operation.

Our short-term objective is to build annual production capacities of up to 200,000 metric tons in selected provinces other than Guangxi and Jiangxi, thus establishing standardized compound fertilizers plants in these growing markets. At the same time, quality control programs for ISO 9000 certification will be implemented in our operations. Advertising and marketing programs will continue to be launched to enhance the "AgroCan Three Leaves" brand name locally and nationally.

Our long-term objective is to become an influential participant in the modernization of the agricultural industry in China. We believe that China's agricultural industry requires high quality fertilizers, pesticides, seedlings and other necessary inputs for the next century. In order to raise total land productivity with limited arable land, China must apply modern technology to the agricultural industry. We are currently evaluating opportunities to bring biotech and genetic technologies, which are already available and used in developed countries, to China.

JOINT  VENTURE

We own a 70% interest in the Joint Venture pursuant to a Joint Venture Contract dated October 18, 1996. The validity, interpretation, execution and settlement of disputes are governed under PRC law and disputes are submitted for arbitration to the Foreign Economic and Trade Arbitration Commission of China Council for the Promotion of International Trade. Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws, including laws pertaining to PRC joint ventures, may be uncertain and sporadic, and implementation may be inconsistent.

EMPLOYEES

As of September 30, 2002, we had 44 full-time employees. There are 3 employees based in our corporate office in Hong Kong and 41 employees based in China. Of the 41 employees based in China, 18 employees are involved with sales related activities and 23 employees are technical personnel in the agricultural field.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

HONG  KONG.     We  currently  occupy  office  space  in  Wanchai,  Hong  Kong, consisting of 1,000 square feet. The lease expires April 30, 2003 and does not require an escalation in rent during the lease term.

NANNING,  GUANGXI.          Our  subsidiary,  Guangxi  Linmao Fertilizer Company
Limited, owns a fertilizer manufacturing plant in Nanning, Guangxi, consisting of 25,500 square feet. The plant was constructed in 1997 and is in good condition. The land lease expires January 28, 2017 and our annual land lease fee is around $2,900 per year.

NANCHANG, JIANGXI.          Our joint venture, Jiangxi Fenglin Chemical Industry
Company Limited, leases a fertilizer manufacturing plant in Nanchang, Jiangxi, consisting of 21,800 square feet and includes the ground rent and building. The lease agreement expires at September 15, 2003 and our annual rental is $18,072.

FUZHOU,  JIANGXI.          Our  subsidiary,  Jiangxi  Jiali  Chemical  Industry
Company Limited owns a fertilizer manufacturing plant in Fuzhou, Jiangxi, consisting of 28,010 square feet. The plant was newly constructed in the fourth quarter of 1997 and completed in the first quarter of 1998 and is in good condition. The land lease expires June 30, 2057 and our annual land lease fee is around $2,600 per year.

ITEM  3.  LEGAL  PROCEEDINGS

During the fiscal year ended September 30, 2002, one of the subsidiaries was sued by its supplier due to the dispute on raw material purchasing. Subsequent to the year ended September 30, 2002, the case was closed and settled by the judge of Nanning Xinlin District Court. There are no further pending or threatened legal proceedings against us, including our subsidiaries and the joint venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal year ended September 30, 2002.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since July 14, 2000, our common stock has been listed for trading on the OTC Bulletin Board under the symbol "AGRN". The trading market is limited and sporadic and should not be deemed to constitute an "established trading market".

The following table sets for the range of bid prices of our common stock as quoted on the OTC Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth the below was obtained from America Online.

                                       HIGH    LOW
                                       -----  -----
FISCAL YEAR ENDED SEPTEMBER 30, 2001
------------------------------------

Three months ended December 31, 2000   $1.75  $0.97
Three months ended March 31, 2001      $1.56  $0.75
Three months ended June 30, 2001       $0.95  $0.30
Three months ended September 30, 2001  $0.31  $0.10

FISCAL YEAR ENDED SEPTEMBER 30, 2002
------------------------------------

Three months ended December 31, 2001   $1.04  $0.21
Three months ended March 31, 2002      $1.10  $0.48
Three months ended June 30, 2002       $0.86  $0.21
Three months ended September 30, 2002  $0.23  $0.16

As of September 30, 2002, there were 41 holders of record of our common stock.

DIVIDEND  POLICY

We have never paid dividends on our common stock and do not anticipate paying dividends on its common stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth. Earnings, if any, are expected to be retained to finance the expansion of our business. The payment of dividends on our common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations and will be at the sole discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

The following is information for all securities that we have sold within the past three years without registering the securities under the Securities Act:

1. From November 1999 to December 1999, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 2,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

2. From January 2000 to March 2000, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 25,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

3. From July to September 2000, warrants issued in the private placement in Transaction 3 were exercised for an aggregate of 137,510 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

4. Pursuant to a board of director's resolution passed on March 23, 2001, the Company adopted the "Fiscal 2000 Equity Compensation Plan". In connection with the plan, the Company issued 130,000 shares of common stock to two individuals for consulting services on the Company's behalf.

5. Subsequent to the "Fiscal 2000 Equity Compensation Plan" adopted by the Company on March 23, 2001, the Company issued 220,000 shares of common stock at $0.095 (RMB 0.79) per share to two advisors as they decided to subscribe the Company's common stock on August 3, 2001.

6. Pursuant to a board of director's resolution passed on January 2, 2002, the Company proposed to issue common stock to two of the directors in lieu of cash payment. On January 31,2002, the Company issued 375,000 shares of common stock at $0.48 per share (RMB 3.98).

7. Pursuant to a board of director's resolution passed on June 6, 2002, the Company adopted the "Fiscal 2001 Equity Compensation Plan". In connection with the plan, the Company issued 333,334 shares of common stock at $0.27 (RMB 2.24) per share to two officer/directors in lieu of cash compensation for services rendered on June 19, 2002.

8. Subsequent to the "Fiscal 2001 Equity Compensation Plan" adopted by the Company on June 6, 2002, the Company issued 280,000 shares of common stock at $0.43 and $0.56 per share to two individuals for consulting services on the Company's behalf on July 16, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

Prior to this transaction, we had no material operations. This transaction was accounted for as a recapitalization of AgroCan (China) Inc., as the shareholders of AgroCan (China) Inc. acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of AgroCan (China) Inc. were recorded at historical cost, and the shares of common stock issued by the company were reflected in the consolidated financial statements giving retroactive effect as if we had been the parent company from inception.

We, through AgroCan (China) Inc., currently own 100% interests in two wholly-owned subsidiaries, Guangxi Linmao Fertilizer Company Limited ("Guangxi Linmao") and Jiangxi Jiali Chemical Industry Company Limited ("Jiangxi Jiali"). We, through AgroCan (China) Inc., also owns a 70% interest in Jiangxi Fenglin Chemical Industry Company Limited, a Sino-Foreign Equity Joint Venture ("Jiangxi Fenglin"). All of the aforementioned entities are located in the People's Republic of China ("China" or the "PRC").

We account for its interest in Jiangxi Fenglin similar to a majority-owned subsidiary because of our 70% interest, its contractual ability to appoint four out of six directors to the Board of Directors, which is the highest authority for the joint venture, and our right to appoint the Chairman of the Board. Due to the rights asserted by the PRC partner under customary joint venture agreements, joint venture interests in the PRC are generally not consolidated in the financial statements of companies that report under the periodic reporting requirements of the United States Securities and Exchange Commission. However, as a result of the aforementioned factors specific to Jiangxi Fenglin, management believes that it is appropriate to consolidate the joint venture's operations into the our consolidated financial statements.

We produce various compound fertilizers, which are the end product made from the combination of three primary nutrients, nitrogen, phosphate and potassium, mixed together with other elements such as iron, zinc, copper and manganese. These ingredients are blended in different proportions and packed into 50 kilogram bags. We design the compound fertilizers for specific climate, soil and crop requirements of each individual geographic market. As of September 30, 2002, we have established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and we intend to enter markets in other provinces in China.

Our customers are all located in the PRC, and sales to such customers are generally on an open account basis. During the fiscal years ended September 30, 2002 and 2001, we relied on a small number of customers for most of its sales. During the fiscal year ended September 30, 2002, four customers accounted for 62.1% of total sales (Xin Jian Zhen Xin Agricultural Materials Co. Ltd.: 27.4%, Gua Jia Co. Ltd.: 19.3%, Jia Hua Co. Ltd.: 9.6% and Jia Yao Co. Ltd.: 5.8%. During the fiscal year ended September 30, 2001, four customers accounted for 59% of total sales (18%, 15%, 14% and 12% of total sales). As of September 30, 2002 and 2001, one customer accounted for approximately 49% and 38% of the accounts receivable balance, respectively.

We purchase our raw material from over thirty different suppliers located in the PRC. During the fiscal years ended September 30, 2002, three suppliers accounted for 43% of total purchases: Xin Jian Zhen Xin Agricultural Materials Co. Ltd., Xiao Gan Wui Nong Production Agricultural Materials Co. Ltd. and Nanning Agriculture Technique Promotional Service Co. Ltd. On the fiscal years ended September 30, 2001, three suppliers accounted for 46% of total purchases.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and are presented in U.S. Dollars ("$"). The functional currency of the Company's PRC operations is the Chinese Renminbi ("RMB"). The accounts of foreign operations are prepared in their local currency and are translated into USD using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the U.S Dollars are translated into U.S Dollars at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S Dollars at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

Consolidated Results of Operations:

Fiscal Years Ended September 30, 2002 and 2001:

Revenues. Revenues for the fiscal year ended September 30, 2002 were $1,480,680, as compared to revenues of $2,338,777 for the fiscal year ended September 30, 2001, a decrease of $858,097 or 37%. The decrease in revenues in 2002 as compared to 2001 was a result of less demand on sales from customers due to weather difficulties and a decrease in farm spending due to local economic conditions. During the fiscal year ended September 30, 2002, we had four customers that accounted for 62.1% of revenue: Xin Jian Zhen Xin Agricultural Materials Co. Ltd. (27.4%), Gua Jia Co. Ltd. (19.3%), Jia Hua Co. Ltd. (9.6%) and Jia Yao Co. Ltd. (5.8%).

Gross Profit. Gross profit for the fiscal year ended September 30, 2002 was $222,045 or 15% of revenues, as compared to $553,666 or 23.6% of revenues for the fiscal year ended September 30, 2001, a decrease of $331,621 or 59.9% which reflects our decreased 2002 revenues and increased costs. During the fiscal year ended September 30, 2002, we had three suppliers that provided 43.1% of our raw materials: Nanning Agriculture Technique Promotional Service Co. Ltd. (17.3%), Xin Jian Zhen Xin Agricultural Materials Co. Ltd. (16.1%), and Xiao Gan Wui Nong Production Agricultural Materials Co. Ltd. (9.7%). Our gross profit margin decreased in 2002 as compared to 2001, as a percentage of revenues, as a result of the cost of certain raw materials being raised.

Administrative and General Expenses. Administrative and general expenses for the fiscal year ended September 30, 2002 increased by $418,995 or 36%, to $1,572,723 or 106% of revenues, as compared to $1,153,728 or 49% of revenues for the fiscal year ended September 30, 2001. For the fiscal year ended September 30, 2002 and 2001, directors' remuneration of $120,000 and $90,000, respectively, was included in administrative and general expenses. The large increase in administrative and general expenses is due to the amount of provision for bad debt of approximately $1,010,000. However, administrative and general expenses, particularly compensation and related costs, decreased in 2002 as compared to 2001 in part as a result of a decrease in costs incurred to support and expand business operations, including costs related to office operations, salaries and traveling expenses.

Selling Expenses. Selling expenses for the fiscal year ended September 30, 2002 decreased by $34,552 or 32%, to $71,913 or 4.9% of revenues, as compared to $106,465 or 4.6% of revenues for the fiscal year ended September 30, 2001. Selling expenses decreased in 2002 as compared to 2001 as a result of decreased costs in office operations, salaries and travel, as well as product promotion costs.

Other Income (Expense). We recorded interest income of $26,817 and $4,192 for the fiscal years ended September 30, 2002 and 2001, respectively. We recorded sundry income of $10,044 for the fiscal year ended September 30, 2002 and recorded sundry income of $2,101 for the fiscal year ended September 30, 2001. We recorded amortization of loan fees of $0 and $43,314 for the fiscal years ended September 30, 2002 and 2001, respectively.

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

We recorded income taxes of $0 and $32,178 for the fiscal years ended September 30, 2002 and 2001, respectively.

Minority Interest. For the fiscal years ended September 30, 2002 and 2001, we recorded a minority interest of $48,202 and $1,194, respectively, to reflect the interest of the Company's 30% joint venture partner in Jiangxi Fenglin.

Net Loss. Net loss was $1,186,926 for the fiscal year ended September 30, 2002, as compared to net loss of $774,532 for the fiscal year ended September 30, 2001. The increase in net loss was primarily due to decreased revenues, increased material costs and the provisions for bad debt expense.

Consolidated Financial Condition:

Liquidity and Capital Resources - September 30, 2002:

Operating. For the fiscal year ended September 30, 2002, our operations generated cash resources of $188,120, as compared to utilize cash resources of $221,682 for the fiscal year ended September 30, 2001. Our operations generated cash resources in 2002, as compared to utilize cash resources in 2001, primarily as a result of a decrease in accounts receivable. We had net working capital at September 30, 2002 of $553,661, as compared to net working capital of $535,653 at September 30, 2001, reflecting a current ratio of 1.41:1 at September 30, 2002, as compared to 1.30:1 at September 30, 2001.

Accounts receivable decreased by $601,397, to $934,600 at September 30, 2002, from $1,535,997 at September 30, 2001. Accounts receivable decreased during the fiscal year ended September 30, 2002 as a result of the settlement for accounts receivable which occurred in the previous years, and an increase in the allowance for doubtful accounts.

Accounts payable decreased by $190,438, to $82,624 at September 30, 2002, from $273,062 at September 30, 2001. Accounts payable decreased during the fiscal year ended September 30, 2002 as a result of the settlement for accounts payable which occurred in the previous years.

Investing.     During  the  fiscal  years  ended  September  30,  2002 and 2001, additions to property, plant and equipment aggregated $4,624 and $48,497, respectively.

During the fiscal years ended September 30, 2001, we entered into an agreement with an unrelated third party under which we transferred trade accounts receivable balances of approximately $998,916 and cash of approximately $407,084 to the third party. These amounts, which are to be repaid quarterly beginning March 2002 through March 2004, are unsecured and bear interest of 1.5% per annum. In view of the extended payment terms, management reevaluated the agreement and provided an allowance against the transferred amounts of approximately $421,807 for the fiscal year ended September 30, 2001. At September 30, 2002, management reevaluated the agreement and provided an additional allowance of $841,459.

We have no significant capital expenditure commitments outstanding at September 30, 2002.

Financing. For the fiscal year ended September 30, 2002, we had an outstanding bank loan of $120,482 (RMB 1,000,000). The bank loan is interest bearing at 6.04% per annum and is to be repaid by April 4, 2003. The loan is guaranteed by one of our customers.

For the fiscal year ended September 30, 2002, we had unsecured loans from third parties of $296,411. The loans are non-interest bearing and payable on demand.

For the fiscal year ended September 30, 2001, in connection with the 'Fiscal 2000 Equity Compensation Plan', we issued 350,000 shares of common stock and received net proceeds of $20,900 (RMB 173,470).

We anticipate, based on currently proposed plans and assumptions relating to its existing operations, that our projected cash flows from operations, combined with cash that we expect to generate from the issuance of its securities and from borrowings, will be sufficient to support its planned operations for the next twelve months. Depending on our rate of growth, we may seek additional capital in the future to support expansion of operations and acquisitions.

Inflation  and  Currency  Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. Our success depends in substantial part on the continued growth and development of the Chinese economy. During the fiscal years ended September 30, 2002 and 2001, inflation and changing prices have had a minor impact on our operations and financial position. The actual rate of inflation in the agricultural sector has been nominal, and the price level of fertilizer products has been stable.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect our results of operations. In addition, the Renminbi is not freely convertible into foreign currencies, and the ability to convert the Renminbi is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the Renminbi must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China. The Company expects that a portion of its revenues will need to be converted into other currencies to meet foreign exchange currency obligations, including the payment of any dividends declared.

Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, we do believe that such an action would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of our products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely affect our financial performance when measured in United States dollars.

Recent  Accounting  Pronouncements:

In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No.141, "Business Combinations", and SFAS no.142, "Goodwill and Other Tangible Assets". SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortisation method to an impairment-only approach and acquires intangible assets with finite lives to be amortised over their useful lives. Thus, amortisation of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No.142 is required to be applied in fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS No.141 or SFAS No.142 will have a significant immediate impact on our financial condition or results of operations, as we have no current pending business combinations, nor does it have any goodwill or other intangible assets recorded as of September 30, 2001.

In August 2001, the FASB issued SFAS No.144, "Accounting for Impairment or Disposal of Long-Lived Assets", which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that SFAS No.144 may have any impact on its financial condition and results of operations.

In April 2002, the FASB issued Statement No.145 "Rescission of FASB Statements No.4, 44 and 64. Amendment of FASB Statement No.13, and Technical Corrections". The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No.145 to have a material impact on the Company's future results of operations or financial position.

In July 2002, the FASB issued Statement No.146, "Accounting for Cost Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(Including Certain Costs Incurred in a Restructing)." The provisions of Statement No.146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No.146 to have a material impact on the Company's future results of operations or financial position.

ITEM  7.  FINANCIAL  STATEMENTS


                          INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
OF AGROCAN CORPORATION

We have audited the accompanying consolidated balance sheet of AgroCan Corporation (a Delaware Corporation) and subsidiaries as of September 30, 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of AgroCan Corporation as of September 30, 2001 were audited by other auditors whose report dated October 17, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgroCan Corporation and subsidiaries as of September 30, 2002 and the results of its operations and its cash flows for the year ended September 30, 2002 in conformity with generally accepted accounting principles in the United States of America.




Thomas Leger & Co., L.L.P.
Houston, Texas
January 14, 2003

                     AGROCAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                             (UNITED STATES DOLLARS)

                                                                        2002
                                                                     -----------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                                          $  128,615
  Accounts receivable, less allowance for
    doubtful accounts of $178,617                                       934,600
  Inventories                                                           284,886
  Other receivables and prepayments                                     132,399
  Amount due from related parties, net                                  422,415
                                                                     -----------

  Total current assets                                                1,902,915

Advances receivable, net                                                168,145
Property, plant and equipment, net                                      673,209
                                                                     -----------

  Total assets                                                       $2,744,269
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Short-term loans-unsecured                                         $  296,411
  Short-term bank loan                                                  120,482
  Account payable                                                        82,624
  Other payables and accruals                                           139,903
  Deposits received                                                     296,375
  Amount due to related parties                                         341,196
  Income tax payable                                                     72,263
                                                                     -----------

  Total liabilities                                                   1,349,254

Minority interest                                                        74,644

Shareholders' equity:
  Preferred stock, par value US$0.0001
    per share, authorized 10,000,000 shares;
    none issued                                                               -
  Common stock, par value US$0.0001
    per share, authorized 25,000,000 shares;
    issued and outstanding 3,673,304 shares                                 367
  Capital in excess of par value                                      1,885,251
  Retained earnings (deficit)
    Unappropriated                                                     (686,805)
    Appropriated                                                        120,457
  Accumulated other comprehensive income                                  1,101
                                                                     -----------

  Total shareholders' equity                                          1,320,371
                                                                     -----------

  Total liabilities and shareholders' equity                         $2,744,269
                                                                     ===========

    The accompanying notes are an integral part of these consolidated financial statements

                      AGROCAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                             (UNITED STATES DOLLARS)


                                                           2002         2001
                                                       ------------  -----------

Sales                                                  $ 1,480,680   $2,338,777

Cost of sales                                            1,258,635    1,785,111
                                                       ------------  -----------

Gross profit                                               222,045      553,666

Administrative and general expenses                      1,572,723    1,153,728

Selling expenses                                            71,913      106,465

Minority interest                                          (48,202)      (1,194)
                                                       ------------  -----------

(Loss) from operations                                  (1,374,389)    (705,333)

Other income (expense)
   Interest income                                          26,817        4,192
   Sundry income                                            10,044        2,101
   Amortization of loan fees                                     -      (43,314)
                                                       ------------  -----------

Loss before income taxes                                (1,337,528)    (742,354)

Income taxes                                                     -       32,178
                                                       ------------  -----------


Net loss before extraordinary gain                      (1,337,528)    (774,532)

Extraordinary gain on forgiveness of debt                  150,602            -
                                                       ------------  -----------

Net loss                                               $(1,186,926)  $ (774,532)
                                                       ============  ===========

Weighted average shares outstanding
  Basic and diluted                                      3,086,822    2,429,137

Basic and diluted loss per share:
  Loss before extraordinary item                             (0.43)       (0.32)
  Extraordinary item                                          0.05            -
                                                       ------------  -----------
  Net loss                                             $     (0.38)  $    (0.32)
                                                       ============  ===========

    The accompanying notes are an integral part of these consolidated financial statements

                                            AGROCAN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                                   (UNITED STATES DOLLARS)


                                                                      Unappro-
                                                                      priated       Appro-       Foreign
                                     Common stock      Additional     retained     priated      currency          Total
                                ---------------------    Paid-In      earnings     retained    translation    shareholders'
                                   Shares     Amount     Capital     (deficit)     earnings    adjustment        equity
                                ------------  -------  -----------  ------------  ----------  -------------  ---------------

Balance, October 1, 2000           2,334,970  $   233  $ 1,358,385  $ 1,364,422   $  56,049   $      2,174   $    2,781,263

Issuance of common stock for         220,000       22       20,878            -           -              -           20,900
  cash
Issuance of common stock for         130,000       13       97,487            -           -              -           97,500
  services
Staff welfare reserve                      -        -            -      (89,769)     89,769              -                -
Net loss for the year ended
  September 30, 2001                       -        -            -     (774,532)          -              -         (774,532)
                                --------------------------------------------------------------------------------------------

Balance, September 30, 2001        2,684,970      268    1,476,750      500,121     145,818          2,174        2,125,131

Issuance of common stock for         988,334       99      408,501            -           -              -          408,600
  services
Staff welfare reserve payments             -        -            -            -     (25,361)             -          (25,361)
Comprehensive income:
 - Net loss for the year ended
   September 30, 2002                      -        -            -   (1,186,926)          -              -       (1,186,926)
 - Other comphrehensive loss               -        -            -            -           -         (1,073)          (1,073)
                                --------------------------------------------------------------------------------------------

Balance, September 30, 2002        3,673,304  $   367  $ 1,885,251  $  (686,805)  $ 120,457   $      1,101   $    1,320,371
                                ============================================================================================

              The accompanying notes are an integral part of these consolidated financial statements

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                               (UNITED STATES DOLLARS)


                                                               2002          2001
                                                           ------------  ------------
Operating activities
Net (loss) income                                          $(1,186,926)  $  (774,532)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Extraordinary gain on forgiveness of debt                   (150,602)            -
  Compensation expenses in relation to issues of shares         90,000        97,500
  Stock issued for services                                     66,266             -
  Amortization of deferred costs                                     -        43,314
  Depreciation expense                                          69,175        67,029
  Loss  on disposal of fixed assets                              2,413             -
  Provision for allowance for doubtful accounts                990,064       584,792
  Minority interest                                            (48,202)       (1,194)
  Decrease in account receivable                               431,702     2,047,116
  Decrease in other receivables, deposit and prepayments        34,099        16,101
  Decrease (increase) in inventories                          (109,762)      160,708
  Decrease (Increase) in amounts due from related parties       13,509      (147,247)
  Decrease in accounts payable                                (190,438)   (2,276,293)
  Decrease in tax payable                                      (21,353)       (8,471)
  Decrease in other payables and accruals                       (1,355)      (28,699)
  (Decrease) increase in deposits received                     202,350       (84,485)
  (Decrease) increase in amounts due to related parties         (2,820)       82,679
                                                           ------------  ------------

  Net cash provided by (used in ) operating activities         188,120      (221,682)
                                                           ------------  ------------

Investing activities:
  Decrease (increase) in advances receivable                    (4,314)     (407,084)
  Additions to property, plant and equipment                    (4,624)      (48,497)
                                                           ------------  ------------

  Net cash used in investing activities                         (8,938)     (455,581)
                                                           ------------  ------------

Financing activities
  Payments on short-term loan-unsecured                        (84,337)      (68,675)
  Payments on short-term bank loan                            (119,638)         (844)
  Proceeds from short-term loan-unsecured                      120,482             -
  Proceeds from short-term bank loan                                 -       240,964
  Proceeds from issuance of shares                                   -        20,900
  Dividends paid to minority interest shareholder              (12,048)            -
  Payments from staff welfare reserve                          (25,361)            -
                                                           ------------  ------------

  Net cash provided by (used in) financing activities         (120,902)      192,345
                                                           ------------  ------------

Net increase (decrease) in cash and cash equivalents            58,280      (484,918)

Cash and cash equivalents at beginning of year                  71,309       556,227

Effect of exchange rate changes on cash                           (974)            -

Cash and cash equivalents at end of year                   $   128,615   $    71,309
                                                           ============  ============

Cash paid during the year for income taxes                 $    21,353   $    40,649

Cash paid during the year for interest                     $    11,808   $         -

The accompanying notes are an integral part of these consolidated financial statements

1.   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

AgroCan Corporation ("AgroCan" or "the Company") was incorporated on December 8, 1997 in the State of Delaware, and has a wholly owned subsidiary AgroCan (China) Inc. AgroCan (China) Inc. has three operating subsidiaries, Guangxi Linmao Fertilizer Company Limited ("Linmao"), Jiangxi Jiali Chemical Industry Company Limited ("Jiali") and Jiangxi Fenglin Chemical Industry Company Limited ("Fenglin"). The Company's ownership interest in its subsidiaries, together with the subsidiaries locations and the nature of their operations is as follows:

                       COUNTRY OF
      NAME OF        INCORPORATION   PERCENTAGE    PRINCIPAL
-------------------       AND        OF EQUITY   --------------
      COMPANY          OPERATION      INTEREST     ACTIVITIES
-------------------  --------------  ----------  --------------
AgroCan (China)      British Virgin     100      Investment
Inc.                 Islands                     holding

                                        100      Manufacture
Guangxi Linmao       The People's                and trading of
Fertilizer Company   Republic of                 compound
Limited              China                       fertilizers

                                        100      Manufacture
Jiangxi Jiali        The People's                and trading of
Chemical Industry    Republic of                 compound
Company Limited      China                       fertilizers

Jiangxi Fenglin      The People's       70       Manufacture
Chemical Industry    Republic of                 and trading of
Company Limited      China                       compound
                                                 fertilizers


The Company was incorporated with authorized share capital of 25,000,000 shares of common stock with a par value of US$0.0001 per share and 10,000,000 shares of preferred stock with a par value of US$0.0001 per share. The shares of preferred stock may be issued in series having such designations, powers, preferences, rights and limitations, and on such terms and conditions as the board of directors may from time to time determine including the rights, if any, of the holders thereof with respect to voting, dividends, redemption, liquidation and conversion. As of September 30, 2002, no shares of preferred stock had been issued.

AgroCan (China) Inc.'s interest in Fenglin resulted from the establishment of a Sino-Foreign Equity Joint Venture with a PRC state owned enterprise. AgroCan (China) Inc.'s share in the equity interest of Fenglin is 70%. The joint venture has a term of 30 years from November 28, 1996, the date of incorporation.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany balances and transactions have been eliminated on consolidation.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  cash  equivalents
----------------------------

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Property,  plant  and  equipment
--------------------------------

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

Management assesses the carrying value of its long-lived assets for impairment when circumstances warrant such a review. Management considers projected future operation results, cash flows, trends and other circumstances in its assessment. Based on its review, management does not believe that any impairment has occurred as of September 30, 2002.

Inventories
-----------

Inventories are valued at the lower of cost or net realization value. Cost includes the cost of raw materials computed using the first-in, first-out method and, in the case of work-in-progress and finished goods, direct labor and an appropriate proportion of production overhead. Net realization value is determined by reference to the sales proceeds of items sold in the ordinary course of business after the balance sheet date or management estimates based on prevailing market conditions.

Fair value of financial instruments
-----------------------------------

The fair value of the Company's related parties' receivables and payables are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amount of the Company's other financial instruments approximate their fair values primarily because of the short-term maturities of these instruments.

Foreign currency translation
----------------------------

The Company maintains its books and accounting records in Renminbi: ("RMB") the PRC's currency. Translation of amounts from RMB in United States dollars ("US$") has been made at the single rate of exchange of US$1.00:RMB8.30. No representation is made that RMB amounts have been or could be, converted into US$ at that rate.

On January 1, 1994, the PRC government introduced a single rate of exchange as quoted daily by the People's Bank of China (the "Unified Exchange Rate").

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

Revenue recognition
-------------------

Revenue from sales of goods by the Company and its subsidiaries is recognized on the delivery of goods to customers.

Income taxes
------------

The Company accounts for income tax using Statements of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Use of estimates in the preparation of financial statements
-----------------------------------------------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from these estimates.

Reclassification
----------------

Certain reclassifications have been made to the September 30, 2001 financial statements in order to conform to the classification used in the current year.

Staff welfare reserve
---------------------

PRC rules and regulations governing joint ventures and enterprises require allocation of a portion of annual net income, if any, to a welfare reserve fund. The amounts to be reserved are stipulated by PRC laws and regulations and are included in appropriated retained earnings at September 30, 2002 and 2001. The reserve cannot be used for purposes other than those for which it is created and is not distributable as cash dividends.

Stock-based compensation
------------------------

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

Stock compensation expense for stock granted to non-employees has been determined in accordance with SFAS No. 123 and the Emerging Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services ("EITF96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Earnings per share
------------------

Statement of Financial Accounting Standard No. 128, Earnings per share, ("SFAS No. 128") requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic EPS amounts are based on the weighted average share of common stock outstanding. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

Accordingly, this presentation has been adopted for all periods presented. The basic and diluted weighted average common shares outstanding are 3,086,822 and 2,429,137 for the years ended September 30, 2002 and 2001 respectively.

Comprehensive income
--------------------

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

Segment reporting
-----------------

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

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". Statement No. 142 requires the use of a nonamortization
approach  to  account  for   purchased   goodwill  and   indefinite   lived
intangibles.    Under  a  nonamortization  approach,  goodwill  and  indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No. 142 will be effective for the Company in fiscal 2003. Management does not expect this standard, when implemented, to have a material effect on its future results of operations or financial position.

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.

In  August  2001,  the  FASB  issued  Statement  No.  144  "Accounting  for  the
Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and
Technical   Corrections".   The  statement  addresses  the  accounting  for
extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of Statement No. 145 to have a material impact on the Company's future results of operations or financial position.

In  July  2002,  the  FASB  issued  Statement  No.  146,  "Accounting  for Costs
Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The provisions of Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a material impact on the Company's future results of operations or financial position.

3.   INVENTORIES

     Inventories are summarized as follows at September 30, 2002:

     Raw materials                                                    $ 110,030

     Finished goods                                                     174,856
                                                                      ----------

                                                                      $ 284,886
                                                                      ==========

4.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at September 30, 2002:

     Land use right                                                   $ 129,009
     Buildings                                                          531,128
     Leasehold improvements                                              16,570
     Plant and machinery                                                221,935
     Furniture and fixtures                                              41,635
                                                                      ----------
                                                                        969,282

     Less:  Accumulated depreciation                                   (296,073)
                                                                      ----------

                                                                      $ 673,209
                                                                      ==========

5.   INCOME TAXES

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiary is not liable for income taxes. The Company's PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% owned Sino-Foreign Equity Joint Venture. PRC companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of the Company's subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special economic zones, and they are entitled to a reduced national income tax rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holiday", whereby the subsidiaries are fully exempt from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered material at September 30, 2002. There were no undistributed earnings of the Company's subsidiaries at September 30, 2002.

     The reconciliation between the effective tax rate and the statutory United States federal income tax rate is as follows:

                                                    Year ended     Year ended
                                                     September     September
                                                     30, 2002       30, 2001
                                                   -------------  ------------

          Computed expected income tax
          (benefit)/expense:
            Statutory U.S. federal tax rate                (34%)         (34%)
            Difference in foreign statutory rates            (1)           (1)
            Income tax exemption                             (5)           (5)
            Items which give rise to no tax
            benefit:
              Net loss of the Company and the
              BVI subsidiary                                 40%           44%
                                                   -------------  ------------
          Effective tax rate                                 - %            4%
                                                   -------------  ------------

     The pro forma effect of the tax holiday on net loss and loss per share is as follows:

                                                        At            At
                                                     September     September
                                                     30, 2002       30, 2001
                                                   -------------  ------------

          Net loss                                 $( 1,186,926)  $  (811,711)
          Basic and diluted loss per share         $      (0.38)  $     (0.33)

6.   SHORT-TERM LOANS

Short-term loans-unsecured represent amounts borrowed from third parties. Loans in the amount of $296,411 are unsecured, non-interest bearing and payable on demand.

At September 30, 2002, the Company had a bank loan of $120,482. The bank loan bears interest at 6.04% per annum and is due April 4, 2003. The loan is guaranteed by a customer of the Company.

7.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

8.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND ADVANCES RECEIVABLE

The Company grants credit, generally on open account to its customers who are generally not required to provide collateral for current amounts owed to the Company. The Company performs ongoing credit evaluations of its customers' financial conditions to ensure collections and minimize losses. The Company's customers are all located in the PRC. Approximately 56% and 59% of the Company's sales were generated from three and four customers during the years ended September 30, 2002 and September 30, 2001, respectively. (2002: 27%, 19%, and 10% of total sales; 2001: 18%, 15%, 14%, and 12% of total sales.)

At September 30, 2002, approximately 99.5% of accounts receivable were from trade transactions with 5 customers, of which one customer accounted for approximately 49% of the accounts receivable balance.

During the year ended September 30, 2001, the Company entered into an agreement with an unrelated third party under which the Company transferred trade accounts receivable balances of approximately $998,916 and cash of approximately $407,084 to the third party. These amounts, which are to be repaid quarterly beginning March 2002 through March 2004, are unsecured and bear interest of 1.5% per annum. In view of the extended payment terms, during the Company's fourth quarter, management reevaluated the agreement and provided an allowance against the transferred amounts of approximately $421,807. At September 30, 2002, management reevaluated the agreement and provided an additional allowance of $841,459.

9.   RELATED PARTY TRANSACTIONS

Transactions with related parties
---------------------------------

(1) During the year ended September 30, 2001, an affiliated entity, which is controlled by three directors of the Company received $323,542, on behalf of the Company. In addition, in 2001, the Company advanced $3,198,907 to the affiliate and $3,308,501 was repaid by the affiliate. During 2002 the affiliated entity did not receive any amount on behalf of the Company and the Company did not advance any amount to this affiliate. During 2002, the affiliate repaid $12,903 to the Company which related to receivables that existed at September 30, 2001. During the Company's fourth quarter of 2001 as a result of reduced repayments in that quarter, management provided an allowance for uncollectible amounts of $162,938. The balance due from the affiliate at September 30, 2002 was $363,488, net of the allowance of $162,988.

(2) During the year ended September 30, 2001, the Company paid management fees of $4,605 to another affiliated Company. The Company did not pay any management fees to this affiliate during the year ended September 30, 2002. In addition, during the year ended September 30, 2001 the Company advanced $35,361 and recorded service fee income receivable of $2,101 from this entity.

     The Company did not record any service fee income nor advances from this entity during the year ended September 30, 2002. At September 30, 2002 and 2001, total amounts due from the affiliate were $35,094 and $37,129, respectively. These advances are unsecured, non-interest bearing and are due on demand.

(3) During the year ended September 30, 2002 and 2001, the Company paid expenses of $2,000 and $337, respectively, on behalf of the PRC shareholder of Fenglin. Repayments of $506 and $636 were received during the years ended September 30, 2002 and 2001 respectively and amounts due at September 30, 2002 and 2001 were $19,910 and $18,416, respectively. These advances are unsecured, non-interest bearing and are due on demand.

(4) The Company paid factory and production facilities rental of $21,687 during each of the years ended September 30, 2002 and 2001 to the PRC shareholder of Fenglin.

Transactions  with  directors
-----------------------------

     During the year ended September 30, 2001, the Company's Chief Executive Officer paid expenses of $100,684 on the Company's behalf and $26,077 was repaid. During the year ended September 30, 2002, the Company's Chief Executive Officer and Director paid additional expenses of $108,071 on the Company's behalf and $140,891 was repaid. At September 30, 2002 and 2001, balances due to the director were $108,050 and $215,870 respectively. These balances include the repayment on 2001 director's remuneration of $45,000 and accrued director's remuneration of $15,000 for the fourth quarter of the fiscal year ended September 30, 2002.

Transactions  with  shareholders
--------------------------------

     On February 6, 1998, certain shareholders made a loan of $300,000 to the company. The loan is repayable at the earlier of three years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, the Company granted to these shareholders options to purchase 754,117 shares of common stock at an exercise price of $1.50 per share exercisable during a two years period beginning February 6, 1998. The options were valued at $241,317 based upon the market value of the common stock underlying the options resulting in deferred loan costs of that amount. Of this amount, $74,251 has been recognized as an expense during each of the years ended September 30, 2000 and 1999, and the remaining $42,493, which was deferred at September 30, 2001, was amortized to expense during the year ended September 30, 2001. The amount of the loan outstanding at September 30, 2002 was $217,641.

10.  LEASE COMMITMENTS

The Company leases certain land, buildings and other equipment under operating leases. Rental expenses under these operating leases aggregated $20,181 and $48,000 for the years ended September 30, 2002 and 2001 respectively. Future minimum payments under non-cancelable operating leases are $18,072 for the year ended September 30, 2003. There are no other future lease commitments.

11.  STOCK - BASED COMPENSATION PLANS

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock option plan for employees. The Company adopted a stock option plan (the "1998 Plan") as of February 6, 1998. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 250,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan, Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant. During the year ended September 30, 2001, stock options for 250,000 shares have been granted to employees under the Plan at an exercise price of $0.30, being the quoted market price of the Company's shares at the date of grant. These options expire on June 30, 2006. There were no stock options granted, exercised, forfeited, or expired for the year ended September 30, 2002.

Had compensation expense been determined as provided in SFAS No. 123 using the Black-Scholes option pricing model, the proforma effect of options issued during the year ended September 30, 2002 and 2001 on the Company's net loss and per share amounts would have been as follows:

                                                   2002         2001
                                               ------------  ----------
Net loss, as reported                          $(1,186,926)  $(774,532)
Net loss, proforma                             $(1,186,926)  $(849,032)
Net loss per share, as reported                $     (0.38)  $   (0.32)
Net loss per share, proforma                   $     (0.38)  $   (0.34)

The fair value of each option grant is calculated assuming an expected life of five years, an interest rate of 5.03%, volatility of 245% and a dividend yield of 0.

On March 23, 2001, the Company adopted the Fiscal 2000 Equity Compensation Plan ("The 2000 Plan"). The purpose of the 2000 Plan is to enable the Company to offer and issue to certain employees, advisors and consultants of the Company and its affiliates, common stock of the Company in exchange for services. The aggregate number of shares of common stock that may be issued pursuant to the 2000 Plan shall not exceed 1,000,000 shares and shares issued pursuant to the 2000 Plan shall be issued at a price per share of not less than 95% of the fair market value per share on the date of issuance and on other such terms and conditions as determined by the Company. In connection with the "Fiscal 2000 Equity Compensation Plan", the company issued 130,000 shares of common stock to two advisors on March 23, 2001 and recorded compensation expense of $97,500. In August 2001 the Company issued 220,000 shares for cash of $20,900 pursuant to the Plan. Pursuant to the 2000 Plan, on January 2, 2002 the Board of Directors approved the issuance of 375,000 shares for payment due to two directors for director fees for the years ended September 30, 2001 and 2000. The aggregate value of these shares was $180,000.

On June 6, 2002, the Company adopted the Fiscal 2001 Equity Compensation Plan ("The 2001 Plan"). The purpose of the 2001 Plan is to enable the Company to offer and issue to certain employees, former employees, advisors and consultants of the Company and its affiliates common stock of the Company in payment of amounts owed by the Company to such third parties. For purposes of the 2001 Plan, the Board of Directors is authorized to sell or award up to 1,000,000 shares and/or options of the Company's common stock. Pursuant to the 2001 Plan, on June 6, 2002, the Board of Directors approved the issuance of 333,334 shares with an aggregate value of $90,000 for the payment of director fees for two directors for the year ended September 30, 2002. In addition, during the year ended September 30, 2002, the Company issued 280,000 shares for consulting and other services provided by non-employees for an aggregate fair value of $138,600 (Note 12). Consulting expense and deferred consulting expense related to this amount were $66,267 and $72,333, respectively at September 30, 2002.

12.  CONSULTING AGREEMENTS

The Company has a consulting agreement with a consultant that commenced June 3, 2002. The services to be rendered are to assist the Company on a non-exclusive basis for financial advisory services for the specific purpose of identifying investors to invest up to an aggregate amount of $3,000,000 in equity of the Company. The term of the agreement shall be for six months for the purpose of financing and twelve months for the purpose of acquisitions and mergers from the date signed. The Company issued 140,000 freely tradable shares of Common Stock of the Company to the consultant as an initial and non-refundable service fee.
In the event the consultant introduces the Company to any sources that provide either debt or equity financing, the consultant will be compensated at the time of funding 100,000 warrants at $0.10 per share for the first $1,000,000 during the term hereof and for any amount over and about the first $1,000,000 the consultant will be compensated on a pro-rate basis, i.e., one warrant for every $10 the Company raises. All warrants will be issued at closing to consultant and to be exercised within two years.

The Company entered into a one-year business consulting agreement with an individual on May 31, 2002. The services to be rendered include consultation and advisory services relating to business management and marketing, and other managerial assistance the individual shall deem necessary or appropriate. In consideration of the services provided, the individual was issued 140,000 freely fundable shares of the Company's common stock.

13.  EXTRAORDINARY GAIN

On September 25, 2002, Olin Forestery Co. Ltd (Olin) agreed to waive an unsecured loan of $150,602 to the Company's subsidiary (Linmao), which was originally signed on January 10, 2002. Olin is operated by a former director of Linmao. The forgiveness of this unsecured loan results in an extraordinary gain for $150,602. Management does not believe there is a tax effect in the PRC related to the extraordinary gain.

14.  NON-CASH INVESTING AND FINANCING ACTIVITIES

For the year ended September 30, 2001, there was trade accounts receivable transferred to advances receivable of $998,915.

For the year ended September 30, 2002, there were issuances of common stock for deferred consulting fees and payment of accrued director fees of $72,333 and $180,000 respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table and text sets forth the names and ages of all our directors and executive officers as of September 30, 2002. The Board of Directors comprises of only one class. All directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

    NAME      AGE                  POSITION(S)
------------  ---  -------------------------------------------

Lawrence Hon   54  Chairman of the Board, President and Chief
                   Executive Officer

Danny Wu       42  Secretary and Director

Donald Lau     54  Director

Ngai Poon      33  Director

Haibo Li       51  Vice President, Operations

Changfa Li     54  Vice President, Business Development

Carl Yuen      28  Chief Financial Officer

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

CARL  YUEN          Mr. Yuen has been the Chief Financial Officer of the Company since March 2001. He started his career in Houston, Texas. He joined Russell-Stanley Inc. in 1999 as a financial accountant. Russell-Stanley Inc. is a leading industrial container supply chain management company. It manufactures plastic and steel industrial containers, and provides related container services in the United States and Canada. He moved to Hong Kong and joined AgroCan Corp. in September 2000 as the accounting and finance manager. Mr. Yuen received BBA and MBA degrees from University of Houston, Texas, in 1997 and 1998, respectively.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, the securities of us. Copies of these filings must be furnished to us. We believe that all individual filing requirements applicable to our directors and executive officers were complied with under Section 16(a) during the fiscal year ended September 30, 2002.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the compensation paid during fiscal years ended September 30, 2001 and 2002 to our Chief Executive Officer and director. No officer of the Company received annual compensation in excess of $100,000 per annum during such years.

                           SUMMARY COMPENSATION TABLE

         NAME AND PRINCIPAL POSITION          YEAR  SALARY   STOCK OPTIONS
         ---------------------------          ----  -------  --------------
         Lawrence Hon, President and          2002  $60,000  35,000 shares*
         Chief Executive Officer              2001  $45,000

         Danny Wu, Secretary and Director     2002  $60,000  35,000 shares*
                                              2001  $45,000


The stock options granted to the officers noted above have a strike price of $0.30 which was the market price for our shares on the date of the grant. The options may be exercised in whole or in part at anytime prior to their expiration on June 30, 2006.

COMPENSATION  AGREEMENTS

There are currently no long-term employment or consulting agreements between us and our executive officers or directors.

BOARD  OF  DIRECTORS

During the year ended September 30, 2002, five meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

The Board of Directors had no nominating or compensating committees, or committees performing similar functions, during the fiscal year ended September 30, 2002. The Board of Directors has established an audit committee consisting of Lawrence Hon and Danny Wu.

STOCK-BASED  COMPENSATION  PLANS

We adopted a stock option plan ("the 1998 Plan") as of February 6, 1998. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, and consultants of the Company and its affiliates. An aggregate of 250,000 shares of common stock has been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant. As of September 30, 2002, stock options for 250,000 shares have been granted under the Plan at an exercise price of $0.30 (RMB2.49), being the quoted market price of the Company's shares at the date of grant. These options expire on June 30, 2006.

On March 23, 2001, we adopted the Fiscal 2000 Equity Compensation Plan ("The 2000 Plan"). The purpose of the 2000 Plan is to enable us to offer and issue to certain employees, advisors and consultants and its affiliates, our common stock in exchange for services. The aggregate number of shares of common stock that may be issued pursuant to the 2000 Plan shall not exceed 1,000,000 shares and shares issued pursuant to the 2000 Plan shall be issued at a price per share of not less than 95% of the fair market value per share on the date of issuance and on other such terms and conditions as determined by the Company. In connection with the "Fiscal 2000 Equity Compensation Plan", we issued 130,000 shares of common stock to two advisors on March 23, 2001 and recorded compensation expense of $97,500. In August 2001 we issued 220,000 shares for cash of $20,900 pursuant to the Plan. Pursuant to the 2000 Plan, on January 2, 2002 the Board of Directors approved the issuance of 375,000 shares for payment due to two directors for director fees for the years ended September 30, 2001 and 2000. The aggregate value of these shares was $180,000.

On June 6, 2002, we adopted the Fiscal 2001 Equity Compensation Plan ("The 2001 Plan"). The purpose of the 2001 Plan is to enable us to offer and issue to certain employees, former employees, advisors and consultants and its affiliates, our common stock in payment of amounts owed by us to such third parties. For purposes of the 2001 Plan, the Board of directors is authorized to sell or award up to 1,000,000 shares and/or options of the Company's common stock. On June 19, 2002, in connection with the 2001 Plan, we issued 333,334 shares of common stock at $0.27 (RMB 2.24) per share to two officer/directors in lieu of cash compensation for services rendered. On July 16, 2002, we issued 280,000 shares of common stock to two consultants and recorded consulting expense and deferred consulting expense of $66,267 and $72,333 respectively pursuant to the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 2002 with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, the number of shares of common stock owned by each such person and group and the percent of the Company's common stock so owned.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of all people for which an address is not otherwise indicated is Suite 706 Dominion Centre, 43-59 Queen's Road East, Hong Kong.

The only class of equity securities that we have outstanding is our common stock, $0.0001 par value, of which 3,673,304 shares were issued and outstanding as of September 30, 2002.

                                                            PERCENT OF OUTSTANDING
NAME OF                               SHARES OF COMMON      SHARES OF COMMON STOCK
BENEFICIAL OWNER                   STOCK BENEFICALLY OWNED    BENEFICIALLY OWNED
---------------------------------  -----------------------  -----------------------

Lawrence Hon                                       456,178                    12.4%

Danny Wu                                           456,178                    12.4%

Donald Lau (1)                                     420,444                    11.4%

Ngai Poon (2)                                      473,200                    12.9%

All Directors
and Executive
Officers as a
Group (4 persons)                                1,806,000                    49.1%

Masterpiece Development Ltd. (1)                   420,444                    11.4%
c/o T. C. Lau & Co.
501, China Insurance Group Bldg.
141, Des Voeux Road Central
Hong  Kong

Intermax Ltd. (2)                                  473,200                    12.9%
811, Wing Shan Tower
73 Des Voeux Road Central
Hong  Kong

------------------------------

(1)  Mr. Lau owns a majority interest in Masterpiece Development Ltd.
(2)  Ms. Poon owns all of the outstanding shares of Intermax Ltd.

CHANGES  IN  CONTROL

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PARTIES

During the years ended September 30, 2002 and 2001, AgroCan International Holdings Inc., which is owned by the three original shareholders ie. Texon Investments Holding Ltd. (44.1%), Masterpiece Development Ltd. (26.3%) and Intermax Ltd. (29.6%), is a related entity. During the year ended September 30, 2001, it received $323,542 on our behalf. In addition in 2001, we advanced $3,198,907 to this entity and $3,308,501 was repaid by this entity. During the year ended September 30, 2002, $12,903 was repaid by this entity. Balances due from this entity at September 30, 2002 and 2001, were $363,488 and $376,391, respectively, net of allowances for uncollectible amounts of $162,988.

During the year ended September 30, 2002 and 2001, the Company paid management fees of $0 and $4,605, respectively, to Orient Packaging Ltd, which is wholly owned by Orient Investments Ltd. and is another related company. In addition, during the year ended September 30, 2001, the Company advanced $35,361 and recorded service fee income receivable of $2,101 from this entity. At September 30, 2002 and 2001, total amounts due from the affiliate were $35,094 and $37,129, respectively. These advances are unsecured, non-interest bearing and are due on demand.

During the year ended September 30, 2002 and 2001, we paid expenses on behalf of $2000 and $337, respectively, on behalf of Nanchang Organic Fertilizer Factory -- the PRC joint venture partner of Fenglin. Repayment of $506 and $636 were received during years ended September 30, 2002 and 2001 respectively and amounts due at September 30, 2002 and 2001 were $19,910 and $18,416, respectively. These advances are unsecured, non-interest bearing and are due on demand.

The Company paid factory and production facilities rental of $21,687 (RMB 180,000) during the years ended September 30, 2002 and 2001 to Nanchang Organic fertilizer factory -- the PRC joint venture partner of Jiangxi Fenglin.

TRANSACTIONS  WITH  DIRECTORS

During the year ended September 30, 2001, CEO and Director Lawrence Hon paid expenses of $100,684 on our behalf and $26,077 was repaid. During the year ended September 30, 2002, Mr. Hon paid additional expenses of $108,071 on our behalf and $140,891 was repaid. At September 30, 2002 and 2001, balances due to the director were $108,050 and $215,870, respectively. These balances include the repayment on 2001 director's remuneration of $45,000 and accrued director's remuneration of $15,000 for the fourth quarter of the fiscal year ended September 30, 2002.

TRANSACTIONS  WITH  SHAREHOLDERS

On February 6, 1998, three shareholders (Texon Investments Holding Ltd., Intermax Ltd. and Masterpiece Development Ltd.) made a loan of $300,000 (RMB 2,490,614) to us (Texon: $132,206, Intermax: $88,847 and Masterpiece: $78,947).
The loan is repayable at the earlier of three years from May 1, 1998 or sixty days after demand by all and/or individual shareholders. In consideration of the loan, we granted to these shareholders options to purchase 754,117 shares of our common stock at an exercise price of $1.50 (RMB12.42) per share exercisable during a two years period beginning February 6, 1998. The options were valued at $241,317 (RMB 1,998,105) based upon the market value of the common stock underlying the options resulting in deferred loan costs of that amount. Of this amount, $74,251 has been recognized as an expense during each of the years ended September 30, 2000 and 1999, and the remaining $42,493, which was deferred at September 30, 2001, was amortized to expense during the year ended September 30, 2001.

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

10.2           Lease Agreement for Hong Kong office (1)

10.3           Land Lease Agreement for Guangxi Linmao (1)

10.4           Lease Agreement for Jiangxi Fenglin (1)

10.5           Lease Agreement for Jiangxi Jiali (1)

21             Subsidiaries of the  Registrant (1)

99.1           Certification by Chief Executive Officer

99.2           Certification by Chief Financial Officer

(1) Included as an exhibit to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on May 4, 1999, and incorporated herein by reference.

(b)  Reports  on  Form 8-K: The Company did not file any Current Reports on Form
8-K  during  the  three  months  ended  September  30,  2002.

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

                                                     AGROCAN CORPORATION
                                               ---------------------------------
                                                         (Registrant)


Date:  January 27, 2003                        By:  /s/  LAWRENCE HON
                                               ---------------------------------
                                               Lawrence Hon
                                               President and Chief
                                               Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 27, 2003                        By:  /s/  LAWRENCE  HON
                                               ---------------------------------
                                               President  and  Chief
                                               Executive  Officer


Date:  January 27, 2003                        By:  /s/  CARL  YUEN
                                               ---------------------------------
                                               Chief  Financial  Officer


Date:  January 27, 2003                        By:  /s/  DANNY  WU
                                               ---------------------------------
                                               Secretary  and  Director

Date:  January 27, 2003                        By:  /s/  DONALD LAU
                                               ---------------------------------
                                               Director

Date:  January 27, 2003                        By:  /s/  NGAI POON
                                               ---------------------------------
                                               Director

                                 CERTIFICATIONS

I,  Lawrence Hon,  Chief  Executive  Officer,  certify  that:
1. I have reviewed this annual report on Form 10-KSB of Agrocan Corporation a Delaware Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 27, 2003

/s/ Lawrence Hon, Chief Executive Officer
-----------------------------------------
Principal Executive Officer



I,  Carl Yuen,  Chief  Financial  Officer,  certify  that:
1. I have reviewed this annual report on Form 10-KSB of Agrocan Corporation a Delaware Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 27, 2003

/s/ Carl Yuen, Chief Financial Officer
--------------------------------------
Principal Financial Officer