Form 10QSB
period 2002-12-31
AGROCAN CORP
filed 2003-02-14
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 0-25963

                               AGROCAN CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                   N/A
      ------------------------------                  ---------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] As of December 31, 2002, the Company had 3,673,304 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes  [_]  No  [X]
Documents incorporated by reference:  None.

                              AGROCAN CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets (Unaudited) - December 31, 2002 and September 30, 2002

          Consolidated Statements of Operations
          (Unaudited) - Three Months Ended December 31, 2002 and 2001

          Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended December 31, 2002 and 2001

          Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended December 31, 2002 and 2001

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

     Item  2.  Changes in Securities and Use of Proceeds

     Item  6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                        AGROCAN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         DECEMBER 31 AND SEPTEMBER 30, 2002
                               (UNITED STATES DOLLARS)


                                                 DEC 31, 2002        SEP 30, 2002
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $          78,514   $         128,615
  Accounts receivable, less allowance for
    doubtful accounts of $178,617 for each
    period                                              878,149             934,600
  Other receivables and prepayments                     132,973             132,399
  Interest receivable                                     5,265                   -
  Inventories                                           338,183             284,886
  Amount due from related parties, net                  422,415             422,415
                                              ------------------  ------------------

  TOTAL CURRENT ASSETS                                1,855,499           1,902,915

ADVANCES RECEIVABLE, NET                                168,145             168,145
PROPERTY, PLANT AND EQUIPMENT - NET                     663,191             673,209
                                              ------------------  ------------------

  TOTAL ASSETS                                $       2,686,835   $       2,744,269
                                              ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loans-unsecured                  $         296,411   $         296,411
  Short-term bank loan                                  120,482             120,482
  Accounts payable                                       72,527              82,624
  Other payables and accruals                           125,325             139,903
  Deposits received                                     309,818             296,375
  Amount due to related parties                         305,120             341,196
  Income tax payable                                     80,589              72,263
                                              ------------------  ------------------

  TOTAL LIABILITIES, ALL CURRENT                      1,310,272           1,349,254
                                              ------------------  ------------------

MINORITY INTEREST                                        70,393              74,644
                                              ------------------  ------------------

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001
    per share, authorized 10,000,000 shares;
    none issued
  Common stock, par value US$0.0001
    per share, authorized 25,000,000 shares;
    issued and outstanding 3,673,304 shares
    at December 31 and September 30, 2002                   367                 367
  Capital in excess of par value                      1,885,251           1,885,251
  Retained earnings
    Unappropriated                                     (701,006)           (686,805)
    Appropriated                                        120,457             120,457
  Other comprehensive income                              1,101               1,101
                                              ------------------  ------------------

  TOTAL SHAREHOLDERS' EQUITY                          1,306,170           1,320,371
                                              ------------------  ------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $       2,686,835   $       2,744,269
                                              ==================  ==================

See notes to consolidated financial statements

           AGROCAN CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                  (UNITED STATES DOLLARS)


                                          2002         2001
NET SALES                              $  269,195   $  127,907

COST OF SALES                             184,575       93,562
                                       -----------  -----------

GROSS PROFIT                               84,620       34,345

ADMINISTRATIVE AND GENERAL EXPENSES        64,638       44,661

SELLING EXPENSES                           32,139        7,890
                                       -----------  -----------

LOSS FROM OPERATIONS                      (12,157)     (18,206)

OTHER INCOME (EXPENSE)
    Interest income                         5,418          494
    Interest expense                       (1,814)      (3,192)
                                       -----------  -----------

LOSS BEFORE INCOME TAXES                   (8,553)     (20,904)

INCOME TAXES                                9,899         (584)
                                       -----------  -----------

LOSS BEFORE MINORITY INTEREST             (18,452)     (20,320)
MINORITY INTEREST                           4,251          836
                                       -----------  -----------

NET LOSS                               $  (14,201)  $  (19,484)
                                       ===========  ===========

WEIGHT AVERAGE SHARES OUTSTANDING
    Basic and diluted                   3,673,304    2,684,970

BASIC AND DILUTED LOSS PER SHARES      $    (0.00)  $    (0.01)
                                       ===========  ===========

See notes to consolidated financial statements

                      AGROCAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNITED STATES DOLLARS)

                                                           2002       2001
OPERATING ACTIVITIES
Net loss                                                 $(14,201)  $(19,484)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                           17,181     17,325
    Minority interest in net loss                          (4,251)      (836)
    Decrease in accounts receivable                        56,451     47,592
    Decrease (increase) in other receivables, deposit
      and prepayments                                        (574)    11,218
    Increase in interest receivable                        (5,265)         -
    Increase in inventories                               (53,297)   (95,567)
    Decrease in amounts due from related parties                -     15,670
    (Decrease) increase in accounts payable               (10,097)    45,380
    (Decrease) increase in tax payable                      8,326    (19,369)
    Decrease in other payables and accruals               (14,578)   (51,908)
    Increase in deposits received                          13,443    108,919
    (Decrease) increase in amounts due to related parties (36,076)    24,598
                                                         ---------  ---------

    Net cash provided by (used in) operating activities   (42,938)    83,538
                                                         ---------  ---------

INVESTING ACTIVITIES
    Additions to property, plant and equipment             (7,163)   (35,768)
                                                         ---------  ---------

    Net cash used in investing activites                   (7,163)   (35,768)
                                                         ---------  ---------

FINANCING ACTIVITIES
    Repayment of short term loan - unsecured                    -    (19,880)
    Repayment of short term bank loan                           -    (36,144)
                                                         ---------  ---------

    Net cash used in financing activities                       -    (56,024)
                                                         ---------  ---------

Net decrease in cash and cash equivalents                 (50,101)    (8,254)
Cash and cash equivalents at beginning of year            128,615     71,309
                                                         ---------  ---------
Cash and cash equivalents at end of year                 $ 78,514   $ 63,055
                                                         =========  =========

Cash paid during the three months for income taxes       $  1,573   $ 18,785

Cash paid during the three months for interest           $    148   $      -


See notes to consolidated financial statements

AGROCAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)

1.   THE INTERIM FINANCIAL STATEMENTS

     The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in our Form 10-KSB for the year ended September 30, 2002, have been condensed or omitted for the interim statements. It is our opinion that, when the interim statements are read in conjunction with the September 30, 2002 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full fiscal year, as the Company's business fluctuates in accordance with planting seasons resulting in increased revenues in the second and third quarters.

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

     The Company reported a 110% increase in sales during the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2003.

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

2.   INVENTORIES

     Inventories at December 31, 2002 and September 30, 2002 are comprised of the following:

                          DECEMBER 31, 2002   SEPTEMBER 30, 2002
                                 USD                   USD
RAW MATERIALS             $         182,861   $           110,030
FINISHED GOODS                      155,322   $           174,856
                          -----------------  --------------------
                          $         338,183   $           284,886
                          =================   ===================

3.   SHORT-TERM LOANS

     Short-term loans-unsecured represent amounts borrowed from third parties. Loans in the amount of $296,411 are unsecured, non-interest bearing and payable on demand.

     As of December 31, 2002, the Company has a bank loan of $120,482. The bank loan bears interest at 6.04% per annum and is due April 4, 2003. The loan is guaranteed by a customer of the Company.

4.   INCOME TAXES

     During the three months ended December 31, 2002, the company recorded an income tax of $9,899. The company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Our British Virgin Islands subsidiary is not liable for income taxes. Our PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. PRC Companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of our PRC subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special zones, and they are entitled to a reduced national income taxes rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holidays", whereby the subsidiaries are fully exempted from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year, 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered material at December 31, 2002 and 2001.

5.   EARNINGS  PER  SHARE

     Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.

6.   SUBSEQUENT EVENT

     On January 3, 2003, pursuant to the Fiscal 2001 Equity Compensation Plan, the Board of Directors approved the issuance of 545,454 shares with an aggregate value of $60,000 for the payment of directors' fees.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2002 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning our expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund our capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2002 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

We produce various compound fertilizers. These ingredients used are blended in different proportions and packed into 50 kilogram bags. As of December 31, 2002, we have established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and we intend to enter markets in other provinces in China.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in U.S. Dollars ("$"). The functional currency of the Company's PRC operations is the Chinese Renminbi ("RMB"). The accounts of foreign operations are prepared in their local currency and are translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the U.S. Dollars are translated into USD using the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S. Dollars at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

Consolidated  Results  of  Operations:

Three Months Ended December 31, 2002 and 2001:

Sales. The sales for the three months ended December 31, 2002 were $269,195 as compared to sales of $127,907 for the three months ended December 31, 2001, an increase of $141,288 or 110%. The increase was due to higher demands from our major customers.

Gross Profit. Gross profit for the three months ended December 31, 2002 was $84,620 or 31.4% of revenues, as compared to $34,345 or 26.9% of revenues for the three months ended December 31, 2001. The gross profit margin increased in 2002 as compared to 2001 as a result of higher sales prices to increasing demand from our customers.

Administrative and General Expenses. Administrative and general expenses for the three months ended December 31, 2002 were $64,638 or 24% of revenues, as compared to $44,661 or 34.9% of revenues for the three months ended December 31, 2001, an increase of $19,977. The increase of administrative and general expenses is mainly due to higher wages and travel expenses.

Selling Expenses. Selling expenses for the three months ended December 31, 2002 were $32,139 or 11.94% of revenues, as compared to $7,890 or 6.2% of revenues for the three months ended December 31, 2001, an increase of $24,249. Selling expenses increased in 2002 compared to 2001 as a result of increasing sales due to the higher demand from major customers.

Loss  from Operations.     Loss from operations was $12,157 for the three months
ended December 31, 2002, as compared to a loss from operations of $18,206 for the three months ended December 31, 2001.

Other  Income  (Expense).     We recorded interest income of $5,418 and $494 for
the  three  months  ended  December  31,  2002  and  2001,  respectively.

We recorded interest expense of $1,814 and $3,192 for the three months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, we had a bank loan of $120,482 which bears interest at 6.04% per annum and is due at April 4, 2003.

Income  Taxes.          During  the  three  months  ended  December 31, 2002, we
recorded income tax of $9,899. We recognized income tax refund of $584 for the three months ended December 31, 2001.

Minority Interest. For the three months ended December 31, 2002 and 2001, we recorded a minority interest of $4,251 and $836 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was $14,201 for the three months ended December 31, 2002, as compared to a net loss of $19,484 for the three months ended December 31, 2001. The reason for recording less net loss for the three months ended December 31, 2002 than the three months ended December 31, 2001 was primarily the result of the increasing sales and profit margin.

Consolidated  Financial  Condition:

Liquidity and Capital Resources - December 31, 2002

We reported a 110% increase in sales during the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2003.

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

Operating. For the three months ended December 31, 2002, our operations utilized cash resources of $42,938 as compared to generating $83,538 for the three months ended December 31, 2001. Our operations utilized more cash resources in 2002 as compared to 2001 primarily as a result of the settlement of accounts payable and other payables, and purchasing more raw materials for the upcoming planting season. At December 31, 2002, cash and cash equivalents decreased by $50,101 to $78,514, as compared to $128,615 at September 30, 2002. We had working capital of $545,227, at December 31, 2002, as compared to $553,661 at September 30, 2002, resulting in current ratios of 1.42:1 and 1.41:1 at December 31, 2002 and September 30, 2002, respectively.

Accounts  receivable.          Accounts  receivable  decreased  by  $56,451,  to
$878,149 at December 31, 2002, from $934,600 at September 30, 2002. Accounts receivable decreased during the three months ended December 31, 2002 as a result of settlement of part of the accounts receivable.

Inventories.          Inventories  increased by $53,297, to $338,183 at December
31, 2002, from $284,886 at September 30, 2002 in anticipation of the current selling season during the spring and summer.

Amount  due  from  related parties.     Amount due from related parties remained
unchanged between December 31, 2002 and September 30, 2002 as a result of no money movement to related companies.

Investing.     During  the  three  months  ended  December  31,  2002  and 2001, additions to property, plant and equipment aggregated $7,163 and $35,768, respectively.

Financing. During the there months ended December 31, 2002, we did not record any financing activities. During the three months ended December 31, 2001, one of our subsidiaries repaid $36,144 of the short-term bank loans and repaid $19,880 of the unsecured short-term loan.


Inflation and Currency Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. Our success depends in substantial part on the continued growth and development of the Chinese economy. During the fiscal quarters ended December 31, 2002 and 2001, inflation and changing prices have had a minor impact on our operations and financial position. The actual rate of inflation in the agricultural sector has been nominal, and the price level of fertilizer products has been stable.

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

New  Accounting  Pronouncements:

In July 2001, the FASB issued Statement No.142 "Goodwill and Other Intangible Assets". Statement No.142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite lived intangibles. Under a nonamortization approach, goodwill and indefinite lived intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangibles is more than its fair value. The provisions of Statement No.142 will be effective for us in fiscal 2003. We do not expect this standard, when implemented, to have a material effect on its future results of operations or financial position.

In August 2001, the FASB issued SFAS No.144, "Accounting for Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposal of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and the disposal of a segment of a business. This statement is effective for us in fiscal 2003. We do not expect the adoption of Statement No.144 to have a material impact on our future results of operations or financial position.

In April 2002, the FASB issued Statement No.145 "Rescission of FASB Statements No.4, 44 and 64. Amendment of FASB Statement No.13, and Technical Corrections". The Statement addresses the accounting for extinguishment of debt, sale-leaseback transactions and certain lease modifications. The statement is effective for us in fiscal 2003. We do not expect the adoption of Statement No.145 to have a material impact on our future results of operations or financial position.

In July 2002, the FASB issued Statement No.146, "Accounting for Cost Associated with Exit or Disposal Activities". The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No.94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(Including Certain Costs Incurred in a Restructing)." The provisions of Statement No.146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of Statement No.146 to have a material impact on our future results of operations or financial position.

PART  II.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended December 31, 2002, we did not issued any shares of common stock.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:
     99.1     Certification by Chief Executive Officer
     99.2     Certification by Chief Financial Officer

(b)  Reports on Form 8-K:

     Three Months Ended December 31, 2002 - None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               AGROCAN CORPORATION
                               -------------------
                                  (Registrant)




Date:  February 14, 2002                      By:  /s/     LAWRENCE HON
                                              ----------------------------------
                                              Lawrence Hon
                                              President and Chief
                                              Executive Officer
                                              (Duly Authorized
                                              Officer)



Date:  February 14, 2002                      By:  /s/     CARL YUEN
                                              ----------------------------------
                                              Carl Yuen
                                              Chief Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)

                                 CERTIFICATIONS

I,  Lawrence Hon,  Chief  Executive  Officer,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of Agrocan Corporation a Delaware Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Lawrence Hon, Chief Executive Officer
-----------------------------------------
Principal Executive Officer



I,  Carl Yuen,  Chief  Financial  Officer,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of Agrocan Corporation a Delaware Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Carl Yuen, Chief Financial Officer
--------------------------------------
Principal Financial Officer