Form 10QSB
period 2003-03-31
AGROCAN CORP
filed 2003-04-30
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from  _________  to  _________

                         Commission File Number: 0-25963

                               AGROCAN CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                             98-0352588
     ------------------------------------     ---------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] As of March 31, 2003, the Company had 12,473,451 shares of common stock issued and outstanding.
Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]
Documents  incorporated  by  reference:  None.

                              AGROCAN  CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets
     -    March 31, 2003 (Unaudited) and September 30, 2002 (Audited)

          Consolidated Statements of Operations (Unaudited)

     -    Three Months and Six Months Ended March 31, 2003 and 2002

          Consolidated Statements of Cash Flows (Unaudited)
     -    Six Months Ended March 31, 2003 and 2002

          Notes to Consolidated Financial Statements (Unaudited)
     -    Six Months Ended March 31, 2003 and 2002

     Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         AGROCAN CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2003 AND SEPTEMBER 30, 2002
                               (UNITED STATES DOLLARS)


                                                          (Unaudited)    (Audited)
                                                         MAR 31, 2003   SEP 30, 2002
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                              $     78,932   $    128,615
  Accounts receivable, less allowance for
    doubtful accounts of $178,617                             797,240        934,600
  Other receivables and prepayments                            98,970        132,399
  Interest receivable                                          10,389              -
  Inventories                                                 585,614        284,886
  Amount due from related parties, net                        422,415        422,415
  Deferred consulting fees                                     38,100              -
                                                         -------------  -------------

  TOTAL CURRENT ASSETS                                      2,031,660      1,902,915

ADVANCES RECEIVABLE, NET                                      117,952        168,145
PROPERTY, PLANT AND EQUIPMENT - NET                           629,648        673,209
                                                         -------------  -------------

  TOTAL ASSETS                                           $  2,779,260   $  2,744,269
                                                         =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loans-unsecured                             $    296,411   $    296,411
  Short-term bank loan                                        120,482        120,482
  Account payable                                              56,123         82,624
  Other payables and accruals                                  57,799        139,903
  Deposits received                                           499,192        296,375
  Amount due to related parties                                31,782        341,196
  Income tax payable                                           73,243         72,263
                                                         -------------  -------------

  TOTAL LIABILITIES, ALL CURRENT                            1,135,032      1,349,254

MINORITY INTEREST                                              67,860         74,644

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001
    per share, authorized 10,000,000 shares;
    none issued                                                    --             --
  Common stock, par value US$0.0001
    per share, authorized 25,000,000 shares;
    issued and outstanding 12,473,451 at March 31, 2003
    and 3,673,304 at September 30, 2002                         1,247            367
  Capital in excess of par value                            2,200,112      1,885,251
  Retained earnings
    Unappropriated                                           (746,549)      (686,805)
    Appropriated                                              120,457        120,457
  Other comprehensive income                                    1,101          1,101
                                                         -------------  -------------

  TOTAL SHAREHOLDERS' EQUITY                                1,576,368      1,320,371
                                                         -------------  -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  2,779,260   $  2,744,269
                                                         =============  =============

See notes to consolidated financial statements

                      AGROCAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                          2003         2002

NET SALES                             $  216,940   $  447,129

COST OF SALES                            184,724      380,724
                                      -----------  -----------

GROSS PROFIT                              32,216       66,405

ADMINISTRATIVE AND GENERAL EXPENSES       80,392       80,430

SELLING EXPENSES                           2,492        8,664
                                      -----------  -----------

LOSS FROM OPERATIONS                     (50,668)     (22,689)

OTHER INCOME (EXPENSE)
  Interest income                          5,176       11,474
  Interest expense                        (1,799)        (391)
                                      -----------  -----------

LOSS BEFORE INCOME TAXES                 (47,291)     (11,606)

INCOME TAXES                                 785        5,117
                                      -----------  -----------

LOSS BEFORE MINORITY INTEREST            (48,076)     (16,723)
MINORITY INTEREST                          2,533          355
                                      -----------  -----------

NET LOSS                              $  (45,543)  $  (16,368)
                                      ===========  ===========

WEIGHT AVERAGE SHARES OUTSTANDING
  Basic and diluted                    5,360,407    3,059,970

BASIC AND DILUTED LOSS PER SHARES     $    (0.01)  $    (0.01)
                                      ===========  ===========

  See notes to consolidated financial statements

                      AGROCAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                         2003         2002

NET SALES                             $  486,135   $  575,036

COST OF SALES                            369,299      474,286
                                      -----------  -----------

GROSS PROFIT                             116,836      100,750

ADMINISTRATIVE AND GENERAL EXPENSES      145,030      125,091

SELLING EXPENSES                          34,631       16,554
                                      -----------  -----------

LOSS FROM OPERATIONS                     (62,825)     (40,895)

OTHER INCOME (EXPENSE)
  Interest income                         10,594       11,968
  Interest expense                        (3,613)      (3,583)
                                      -----------  -----------

LOSS BEFORE INCOME TAXES                 (55,844)     (32,510)

INCOME TAXES                              10,684        4,533
                                      -----------  -----------

LOSS BEFORE MINORITY INTEREST            (66,528)     (37,043)
MINORITY INTEREST                          6,784        1,191
                                      -----------  -----------

NET LOSS                              $  (59,744)  $  (35,852)
                                      ===========  ===========

WEIGHT AVERAGE SHARES OUTSTANDING
  Basic and diluted                    4,754,128    3,059,970

BASIC AND DILUTED LOSS PER SHARES     $    (0.01)  $    (0.01)
                                      ===========  ===========


See notes to consolidated financial statements

                      AGROCAN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                            2003        2002
OPERATING ACTIVITIES
Net loss                                                 $ (59,744)  $ (35,852)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Common shares issued for directors' remuneration          60,000     180,038
  Depreciation                                              51,811      36 387
  Minority interest in net loss                             (6,784)     (1,191)
  Decrease in account receivable                           137,360     225,822
  Decrease (increase) in other receivables, deposit
     and prepayments                                        33,429      (8,116)
  (Increase) in interest receivable                        (10,389)          -
  (Increase) in inventories                               (300,728)   (324,144)
  Decrease in amounts due from related parties                   -     (74,329)
  (Decrease) increase in accounts payable                  (26,501)   (145,705)
  (Decrease) increase in tax payable                           980     (18,496)
  (Decrease) in other payables and accruals                (82,104)     84,940
  Increase in deposits received                            202,817     341,703
  (Decrease) increase in amounts due to related parties    (91,773)   (152,475)
                                                         ----------  ----------

  Net cash provided by (used in) operating activities      (91,626)    108,582
                                                         ----------  ----------

INVESTING ACTIVITIES
  Decrease in advances receivable                           50,193           -
  Additions to property, plant and equipment                (8,250)    (35,825)
                                                         ----------  ----------

  Net cash used in investing activities                     41,943     (35,825)
                                                         ----------  ----------

FINANCING ACTIVITIES
  Repayment of short term bank loan                              -    (119,639)
  Proceeds from short term loans - unsecured                     -      58,434
                                                         ----------  ----------

  Net cash used in financing activities                          -     (61,205)
                                                         ----------  ----------

Net decrease in cash and cash equivalents                  (49,683)     11,552
Cash and cash equivalents at beginning of year             128,615      71,309
                                                         ----------  ----------
Cash and cash equivalents at end of year                 $  78,932   $  82,861
                                                         ==========  ==========

Supplement schedule of non-cash investing
and financing activities
  Common shares issued for amount due to related parties $ 277,641           -
  Common shares issued for deferred consulting fees      $  38,100           -

Cash paid during the six months for income taxes         $   9,704   $  23,030

Cash paid during the six months for interest             $   3,613   $   3,583


See notes to consolidated financial statements

AGROCAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)

1.   THE INTERIM FINANCIAL STATEMENTS

The interim financial statements have been prepared by AgroCan Corporation and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in our Form 10-KSB for the year ended September 30, 2002, have been condensed or omitted for the interim statements. It is our opinion that, when the interim statements are read in conjunction with the September 30, 2002 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full fiscal year, as the Company's business fluctuates in accordance with planting seasons resulting in increased revenues in the second and third quarters.

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

The Company reported a 15% decrease in sales during the six months ended March 31, 2003 compared to the six months ended March 31, 2002. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2003.

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

2.   INVENTORIES

Inventories at March 31, 2003 and September 30, 2002 are comprised of the following:


                      MARCH 31, 2002   SEPTEMBER 30, 2002

                            USD                 USD
     RAW MATERIALS      $  193,439          $  110,030

     FINISHED GOODS        392,175          $  174,856
                      ------------        ------------
                        $  585,614          $  284,886
                      ============        ============


3.   SHORT-TERM LOANS

Short-term loans-unsecured represent amounts borrowed from third parties. Loans in the amount of $296,411 are unsecured, non-interest bearing and payable on demand.

As of March 31, 2003, the Company has a bank loan of $120,482. The bank loan bears interest at 6.04% per annum and is originally due April 4, 2003. The bank loan has been extended and is due on April 2004 and interest at 6.04% per annum. The loan is guaranteed by a customer of the Company.

4.   INCOME TAXES

During the six months ended March 31, 2003, our subsidiaries recorded an income tax of $10,684. We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Our British Virgin Islands subsidiary is not liable for income taxes. Our PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. PRC Companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of our PRC subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special zones, and they are entitled to a reduced national income taxes rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holidays", whereby the subsidiaries are fully exempted from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year, 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered material at March 31, 2003 and 2002.

5.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.

6.   CHANGES IN SECURITIES

During the six months ended March 31, 2003, the Company issued 8,800,147 shares of common stock. Among those shares, 545,454 shares, with an aggregate value of $60,000, were issued to two of the Company's directors/officers in lieu of cash as remuneration for their services to the

Company, 7,254,693 shares were issued to the shareholders in lieu of cash as repayment of the shareholders' loan of $217,641 and 1,000,000 shares (see Note 7.) with an aggregate value of $38,100 were issued to two dividuals in lieu of cash for their consulting services to the Company.

7.   CONSULTING AGREEMENTS

As disclosed on April 7, 2003 in a Form S-8 filing with the Securities and Exchange Commission, on March 28, 2003, the Company entered into one year consulting agreements with Winnex Enterprises Ltd. and Mr. Wong Wai Hung (the "Consultants"). The services to be rendered include assisting the Company through its relationships with potential sources on a best efforts basis in order to identity sources for the acquisition of the Company's equity securities in connection with up to $5,000,000. The agreement calls for 500,000 shares of freely tradable shares of common stock to be issued to each consultant upon the signing of the agreement and in the event the consultants introduce the Company to any party that leads to merger and / or acquisition transaction with the Company that the Consultants will be compensated at the time of closing of the transaction a fee up to six percent on the transaction based on the number of shares issued by the Company for the transaction. In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company's stock at the commencement date of the agreement. The Company recorded $38,100 for deferred consulting fees associated with this agreement as of March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning our expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund our capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

We produce various compound fertilizers. These ingredients used are blended in different proportions and packed into 50 kilogram bags. As of March 31, 2003, we have established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and we intend to enter markets in other provinces in China.

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

Consolidated Results of Operations:

Three Months Ended March 31, 2003 and 2002:

Sales. The sales for the three months ended March 31, 2003 were $216,940 as compared to sales of $447,129 for the three months ended March 31, 2002, a decrease of $230,189 or 51%. The decrease was due to lower demands from our major customers. The lower demand is due to the bad economic condition. Subsequent to March 31, 2003, we have increased production levels and sales order from customers. Management believes that sales for the year ended September 30, 2003 will approximate as same as the prior year levels.

Gross Profit. Gross profit for the three months ended March 31, 2003 was $32,216 or 14.9% of revenues, as compared to $66,405 or 14.9% of revenues for the three months ended March 31, 2002. The gross profit margin unchanged in 2003 as compared to 2002.

Administrative and General Expenses.     Administrative and general expenses for
the three months ended March 31, 2003 were $80,392 or 37% of revenues, as compared to $80,430 or

18% of revenues for the three months ended March 31, 2002, a decrease of $38.

Selling Expenses. Selling expenses for the three months ended March 31, 2003 were $2,492 or 1.1% of revenues, as compared to $8,664 or 1.9% of revenues for the three months ended March 31, 2002. Selling expenses decreased in 2003 compared to 2002 as a result of decreasing sales due to the lower demand from major customers.

Loss  from Operations.     Loss from operations was $50,668 for the three months
ended March 31, 2003, as compared to a loss from operations of $22,689 for the three months ended March 31, 2002.

Other Income (Expense).     We recorded interest income of 5,176 and $11,474 for
the  three  months  ended  March  31,  2003  and  2002,  respectively.

We recorded interest expense of $1,799 and $391 for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had a bank loan of $120,482, which bears interest at 6.04% per annum and is due on April 2004.

Income Taxes.          During the three months ended March 31, 2003, we recorded
income tax of $785. We recognized income tax of $5,117 for the three months ended March 31, 2002.

Minority Interest. For the three months ended March 31, 2003 and 2002, we recorded a minority interest of $2,533 and $355 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was $45,543 for the three months ended March 31, 2003, as compared to a net loss of $16,368 for the three months ended March 31, 2002. The reason for recording higher net loss for the three months ended March 31, 2003 than the three months ended March 31, 2002 was primarily the result of the decrease in sales.

Six Months Ended March 31, 2003 and 2002:

Sales. The sales for the six months ended March 31, 2003 were $486,135 as compared to sales of $575,036 for the six months ended March 31, 2002, a decrease of $88,901 or 15%. The decrease was due to lower demands from our major customers. The lower demand is due to the bad economic condition. Subsequent to March 31, 2003, we have increased production levels and sales order from customers. Management believes that sales for the year ended September 30, 2003 will approximate as same as the prior year levels.

Gross  Profit.     Gross  profit  for  the  six  months ended March 31, 2003 was
$116,836 or 24% of revenues, as compared to $100,750 or 17.5% of revenues for the six months ended March 31,

2002. The gross profit margin increased in 2003 as compared to 2002 as a result of the company is targeting on the higher profit margin customers.

Administrative and General Expenses. Administrative and general expenses for the six months ended March 31, 2003 were $145,030 or 30% of revenues, as compared to $125,091 or 18% of revenues for the six months ended March 31, 2002, an increase of $19,939. The increase of administrative and general expenses is higher wages and travel expenses.

Selling Expenses. Selling expenses for the six months ended March 31, 2003 were $34,631 or 7.1% of revenues, as compared to $16,554 or 2.9% of revenues for the six months ended March 31, 2002, an increase of $18,077. Selling expenses increased in 2003 compared to 2002 as a result of higher freight for delivering of our products.

Loss  from  Operations.     Loss from operations was $62,825 for the six months
ended March 31, 2003, as compared to a loss from operations of $40,895 for the six months ended March 31, 2002.

Other  Income  (Expense).     We recorded interest income of $10,594 and $11,968
for  the  six  months  ended  March  31,  2003  and  2002,  respectively.

We recorded interest expense of $3,613 and $3,583 for the six months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, we had a bank loan of $120,482, which bears interest at 6.04% per annum and is due on April 2004.

Income  Taxes.          During  the six months ended March 31, 2003, we recorded
income tax of $10,684. We recognized income tax of $4,533 for the six months ended March 31, 2002.

Minority Interest. For the six months ended March 31, 2003 and 2002, we recorded a minority interest of $6,784 and $1,191 respectively, to reflect the interest of the Company's 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was $59,744 for the six months ended March 31, 2003, as compared to a net loss of $35,852 for the six months ended March 31, 2002. The reason for recording more net loss for the six months ended March 31, 2003 than the six months ended March 31, 2002 was primarily the result of the decreasing sales and higher administrative and general expenses.

Consolidated Financial Condition:

Liquidity and Capital Resources - March 31, 2003

We reported a 15% decrease in sales during the six months ended March 31, 2003 compared to the six months ended March 31, 2002. The Company believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2003.

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

Operating. For the six months ended March 31, 2003, our operations utilized cash resources of $91,626 as compared to generated $108,582 for the six months ended March 31, 2002. Our operations utilized more cash resources in 2003 as compared to 2002 primarily as a result of the settlement of other payables, including the settlement of shareholders' loans. At March 31, 2003, cash and cash equivalents decreased by $49,683 to $78,932, as compared to $128,615 at September 30, 2002. We had working capital of $896,628, at March 31, 2003, as compared to $553,661 at September 30, 2002, resulting in current ratios of 1.79:1 and 1.41:1 at March 31, 2003 and September 30, 2002, respectively.

Accounts  receivable.          Accounts  receivable  decreased  by  $137,360, to
$797,240  at  March  31,  2003,  from  $934,600  at September 30, 2002. Accounts receivable decreased during the six months ended March 31, 2003 as a result of settlement of part of the accounts receivable from customers.

Inventories.          Inventories  increased  by  $300,728, to $585,614 at March
31, 2003, from $284,886 at September 30, 2002 in anticipation of the current selling season during the spring and summer.

Amount  due  from  related parties.     Amount due from related parties remained
unchanged between March 31, 2003 and September 30, 2002 as a result of no money movement to related companies.

Investing.     During the six months ended March 31, 2003 and 2002, additions to property,  plant  and  equipment  aggregated  $8,250  and $35,825, respectively.

During the six months ended March 31, 2003, there was part of settlement of the advance receivables of $50,193.

Financing. During the six months ended March 31, 2003, we did not record any financing activities. During the six months ended March 31, 2002, one of our subsidiaries repaid $119,639 of the short-term bank loans and proceeded $58,434 from the unsecured short-term loan.


Inflation and Currency Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. Our success depends in substantial part on the continued growth and development of the Chinese economy. During the fiscal quarters ended March 31, 2003 and 2002, inflation and changing prices have had a minor impact on our operations and financial position. The actual rate of inflation in the agricultural sector has been nominal, and the price level of fertilizer products has been stable.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial acquisitions of financial institutions, except transactions between two or more mutual enterprises. The Company does not expect that this standard will have any effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting and Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on out financial position, results of operations, or cash flows.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2003, we issued 8,800,147 shares of common stock. Among those shares, 545,454 shares were issued to two of our directors / officers, Mr. Danny Wu and Mr. Lawrence Hon, in lieu of cash as remuneration for their services to the Company. 7,254,693 shares were issued to the shareholders, Texon Investments Holdings Ltd., Intermax Ltd. and Masterpiece Development Ltd., in lieu of cash as repayment to the shareholders' loan. 1,000,000 shares were issued to two individuals, in lieu of cash for their consulting services to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
        99.1     Certification  by  Chief  Executive  Officer
        99.2     Certification  by  Chief  Financial  Officer

(b)     Reports on Form 8-K:

During the six months ended March 31, 2003, the Company filed the following report on the Form 8-K:


Form    Filing Date                 Event Reported
----    -----------                 --------------

8-K    Oct 4, 2002     A report on Form 8-K (item 4), which announced
                       changing in the  Company's certifying accountant.


8-K/A  Oct 23, 2002    A report on Form 8-K/A (item 4), which announced
                       changing in the  Company's certifying accountant.


8-K    March 21, 2003  A report on Form 8-K (item 5), which announced issuing 7,254,693 shares of the Company's common stock to repay the shareholders' loan

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               AGROCAN CORPORATION
                               -------------------
                                  (Registrant)




Date: April 25, 2003                        By: /s/ LAWRENCE HON
                                                    ----------------------
                                                    Lawrence Hon
                                                    President and Chief
                                                    Executive Officer
                                                    (Duly Authorized
                                                    Officer)




Date: April 25, 2003                        By: /s/ CARL YUEN
                                                    ----------------------
                                                    Carl Yuen
                                                    Chief Financial Officer
                                                    (Principal Financial
                                                    and Accounting Officer)

                                 CERTIFICATIONS
I, Lawrence Hon, Chief Executive Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of AgroCan Corporation a Delaware Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003
/s/ Lawrence Hon, Chief Executive Officer
-----------------------------------------
Principal Executive Officer

I, Carl Yuen, Chief Financial Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of AgroCan Corporation a Delaware Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003
/s/ Carl Yuen, Chief Financial Officer
--------------------------------------
Principal Financial Officer