Form 10QSB
period 2003-06-30
GREENSMART CORP
filed 2003-08-01
CIK 1069829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________

                        Commission File Number: 0-25963

                             GREENSMART CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                              98-0352588
     ----------------------------------       ---------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification Number)

  Unit C11, 8th Floor, Wing Hing Industrial Building, 14 Hing Yip Street, Hong
                                      Kong
             ------------------------------------------------------
                    (Address of principal executive offices)

                                011-852-2519-3933
                           --------------------------
                          (Issuer's telephone number)

                              AGROCAN CORPORATION
         Suite 706, Dominion Centre, 43-59 Queen's Road East, Hong Kong
              ----------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
As of June 30, 2003, the Company had 44,342,188 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]
Documents incorporated by reference:  None.

                             GREENSMART CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Consolidated Balance Sheets
       -  June 30, 2003 (Unaudited) and September 30, 2002 (Audited)

           Consolidated Statements of Operations (Unaudited)
       -  Three Months and  Nine Months Ended June 30, 2003 and 2002

           Consolidated Statements of Cash Flows (Unaudited)
       -  Nine Months Ended June 30, 2003 and 2002

           Notes to Consolidated Financial Statements (Unaudited)
       -  Nine Months Ended June 30, 2003 and 2002

     Item 2.  Management's Discussion and Analysis or Plan of Operation

PART  II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           GREENSMART CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNITED STATES DOLLARS)

                                                           (UNAUDITED)         (AUDITED)
                                                          JUN 30, 2003       SEP 30, 2002
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $         43,414   $        128,615
  Accounts receivable, less allowance for
    doubtful accounts of $178,617                                838,360            934,600
  Other receivables and prepayments                               82,598            132,399
  Interest receivable                                             15,490                  -
  Inventories                                                  4,113,319            284,886
  Amount due from related parties, net                           422,415            422,415
  Deferred consulting fees                                        28,575                  -
                                                        -----------------  -----------------

  TOTAL CURRENT ASSETS                                         5,544,171          1,902,915

ADVANCES RECEIVABLE, NET                                         117,952            168,145
PROPERTY, PLANT AND EQUIPMENT - NET                              764,145            673,209
                                                        -----------------  -----------------

  TOTAL ASSETS                                          $      6,426,268   $      2,744,269
                                                        =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term loans-unsecured                            $        296,411   $        296,411
  Short-term bank loan                                           114,458            120,482
  Account payable                                                 42,862             82,624
  Other payables and accruals                                     40,140            139,903
  Deposits received                                              269,145            296,375
  Amount due to related parties                                   76,291            341,196
  Income tax payable                                              73,149             72,263
                                                        -----------------  -----------------

  TOTAL LIABILITIES, ALL CURRENT                                 912,456          1,349,254

MINORITY INTEREST                                                 66,255             74,644

SHAREHOLDERS' EQUITY
  Preferred stock, par value US$0.0001
    per share, authorized 10,000,000 shares;
    none issued                                                        -                  -
  Common stock, par value US$0.0001
    per share, authorized 100,000,000 shares;
    issued and outstanding 44,342,188 at June 30, 2003
    and 3,673,304 at September 30, 2002                            4,434                367
  Capital in excess of par value                               6,131,872          1,885,251
  Retained earnings
    Unappropriated                                              (810,307)          (686,805)
    Appropriated                                                 120,457            120,457
  Other comprehensive income                                       1,101              1,101
                                                        -----------------  -----------------

  TOTAL SHAREHOLDERS' EQUITY                                   5,447,557          1,320,371
                                                        -----------------  -----------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $      6,426,268   $      2,744,269
                                                        =================  =================

See notes to consolidated financial statements

                     GREENSMART CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                       2003         2002
NET SALES                                         $   557,897   $  622,109

COST OF SALES                                         493,699      503,874
                                                  ------------  -----------

GROSS PROFIT                                           64,198      118,235

ADMINISTRATIVE AND GENERAL EXPENSES                   102,983      137,136

SELLING EXPENSES                                       29,939       29,610
                                                  ------------  -----------

LOSS FROM OPERATIONS                                  (68,724)     (48,511)

OTHER INCOME (EXPENSE)
  Interest income                                       5,133        5,920
  Interest expense                                     (1,772)      (2,857)
                                                  ------------  -----------

LOSS BEFORE INCOME TAXES                              (65,363)     (45,448)

INCOME TAXES                                                -        6,410
                                                  ------------  -----------

LOSS BEFORE MINORITY INTEREST                         (65,363)     (51,858)
MINORITY INTEREST                                       1,605        3,224
                                                  ------------  -----------

NET LOSS                                          $   (63,758)  $  (48,634)
                                                  ============  ===========

WEIGHT AVERAGE SHARES OUTSTANDING
  Basic and diluted                                29,116,013    3,061,630

BASIC AND DILUTED LOSS PER SHARES                 $     (0.00)  $    (0.02)
                                                  ============  ===========


  See notes to consolidated financial statements

                     GREENSMART CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)

                                                      2003         2002
NET SALES                                         $ 1,044,032   $1,197,145

COST OF SALES                                         862,998      978,160
                                                  ------------  -----------

GROSS PROFIT                                          181,034      218,985

ADMINISTRATIVE AND GENERAL EXPENSES                   248,013      262,227

SELLING EXPENSES                                       64,570       46,165
                                                  ------------  -----------

LOSS FROM OPERATIONS                                 (131,549)     (89,407)

OTHER INCOME (EXPENSE)
  Interest income                                      15,727       17,888
  Interest expense                                     (5,385)      (6,440)
                                                  ------------  -----------

LOSS BEFORE INCOME TAXES                             (121,207)     (77,959)

INCOME TAXES                                           10,684       10,943
                                                  ------------  -----------

LOSS BEFORE MINORITY INTEREST                        (131,891)     (88,902)
MINORITY INTEREST                                       8,389        4,416
                                                  ------------  -----------

NET LOSS                                          $  (123,502)  $  (84,486)
                                                  ============  ===========

WEIGHT AVERAGE SHARES OUTSTANDING
  Basic and diluted                                12,874,757    2,906,883

BASIC AND DILUTED LOSS PER SHARES                 $     (0.01)  $    (0.03)
                                                  ============  ===========


  See notes to consolidated financial statements

                     GREENSMART CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                             (UNITED STATES DOLLARS)


                                                             2003         2002
OPERATING ACTIVITIES
Net loss                                                  $ (123,502)  $ (84,486)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Common shares issued for directors' remuneration            60,000      90,000
  Amortization of deferred consulting fees                     9,525           -
  Depreciation                                                69,322      56,176
  Minority interest in net loss                               (8,389)     (4,416)
  Decrease in account receivable                              96,240     240,546
  Decrease in other receivables, deposit
     and prepayments                                          49,801       1,971
  (Increase) in interest receivable                          (15,490)          -
  (Increase) in inventories                                  (38,526)   (324,683)
  (Increase) in amounts due from related parties                   -     (47,320)
  (Decrease) in accounts payable                             (39,762)   (112,207)
  (Decrease) increase in tax payable                             886     (12,087)
  (Decrease) in other payables and accruals                  (99,763)    (13,740)
  (Decrease) increase in deposits received                   (27,230)    290,156
  (Decrease) increase in amounts due to related parties      (47,264)     13,263
                                                          -----------  ----------

  Net cash provided by (used in) operating activities       (114,152)     93,173
                                                          -----------  ----------

INVESTING ACTIVITIES
  Decrease in advances receivable                             50,193           -
  Additions to property, plant and equipment                 (15,218)    (40,458)
                                                          -----------  ----------

  Net cash provided by (used in) investing activites          34,975     (40,458)
                                                          -----------  ----------

FINANCING ACTIVITIES
  Repayment of short term bank loan                           (6,024)   (119,639)
  Proceeds from short term loans - unsecured                       -      36,145
                                                          -----------  ----------

  Net cash used in financing activities                       (6,024)    (83,494)
                                                          -----------  ----------

Net decrease in cash and cash equivalents                    (85,201)    (30,779)
Cash and cash equivalents at beginning of period             128,615      71,309
                                                          -----------  ----------
Cash and cash equivalents at end of period                $   43,414   $  40,530
                                                          ===========  ==========

Supplemental schedule of non-cash investing and
financing activities:
  Common shares issued for amount due to related parties  $  277,641   $ 180,071
  Common shares issued for consulting fees                $   38,100   $       -
  Common shares issued for assets acquisition             $3,934,947   $       -


Cash paid during the nine months for income taxes         $    9,798   $  23,030

Cash paid during the nine months for interest             $    5,385   $   6,440


See notes to consolidated financial statements

GREENSMART CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(EXPRESSED IN UNITED STATES DOLLARS)

1.   THE INTERIM FINANCIAL STATEMENTS

The interim financial statements have been prepared by GreenSmart Corporation (formerly known as AgroCan Corporation) and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in our Form 10-KSB for the year ended September 30, 2002, have been condensed or omitted for the interim statements. It is our opinion that, when the interim statements are read in conjunction with the September 30, 2002 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full fiscal year, as the Company's business fluctuates in accordance with planting seasons resulting in increased revenues in the second and third quarters.

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

On May 13, 2003, the Company executed an Asset Acquisition Agreement with Winsmart Development Limited. The basic terms of the agreement are that the Company issued to Winsmart 29,868,737 shares of the Company's common stock and Winsmart sold the Company i) approximately 553,212 young eucalyptus trees planted in a total of 340 leased hectares and ii) a tree seedlings and nursery farm with annual production capacity of 10 million seedlings situated on 3.3 leased hectares. The leased land is subject to a 50 year lease which is currently in its first year. The assets were valued based on an independent apprasial at $3,774,747 and the price of the Company's stock was determined to be $0.126 per share to arrive at the number of shares to issue to Winsmart.

2.   INVENTORIES

Inventories at June 30, 2003 and September 30, 2002 are comprised of the following:
(Trees held for sale inventories are currently being marketed and are included in current assets, although a portion of these inventories may not be sold within one year.)

                      JUNE 30, 2003   SEPTEMBER 30, 2002
                       (UNAUDITED)        (AUDITED)

                           USD               USD
RAW MATERIALS        $       139,216  $          110,030
FINISHED GOODS               184,196             174,856
                     ---------------  ------------------
                     $       323,412  $          284,886

TREES HELD FOR SALE  $     3,475,919                  --
SEEDLINGS                    313,988                  --
                     ---------------  ------------------
                     $     3,789,907                  --
                     ---------------  ------------------
TOTAL INVENTORIES    $     4,113,319  $          284,886
                     ===============  ==================

3.   SHORT-TERM LOANS

Short-term loans-unsecured represent amounts borrowed from third parties. Loans in the amount of $296,411 are unsecured, non-interest bearing and payable on demand.

As of June 30, 2003, the Company has a bank loan of $114,458. The bank loan bears interest at 6.04% per annum and is due on April 2004. The loan is guaranteed by a customer of the Company.

4.   INCOME TAXES

During the nine months ended June 30, 2003, our subsidiaries recorded an income tax of $10,684. We are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Our British Virgin Islands subsidiary is not liable for income taxes. Our PRC subsidiaries comprise two wholly owned foreign enterprises and a 70% held Sino-Foreign Equity Joint Venture. PRC Companies are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese state income tax). Two of our PRC subsidiaries, Fenglin and Linmao, are manufacturing companies operating in special zones, and they are entitled to a reduced national income taxes rate of 24%. All the subsidiaries are exempt from state income tax. Further, pursuant to the approval of the relevant PRC tax authorities, all the subsidiaries have been granted a "tax holidays", whereby the subsidiaries are fully exempted from PRC income taxes for two years starting from the year profits are first made, followed by a 50% exemption for the next three years. In 1999, the two-year, 100% exemption expired for Fenglin and Linmao, subjecting them to income tax at a rate of 12%. Effective January 1, 2001, the two-year, 100% exemption expired for Jiali and it became subject to income tax at a rate of 15%. Losses incurred by PRC companies may be carried forward for five years. Deferred tax assets and liabilities are not considered material at June 30, 2003 and 2002.

5.   EARNINGS PER SHARE

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.

6.   CHANGES IN SECURITIES

On May 13, 2003, the Board of Directors and stockholders approved an increase in the number of authorized common share to 100,000,000. During the nine months ended June 30, 2003, the Company issued 40,668,884 shares of common stock. Among those shares, 545,454 shares, with an aggregate value of $60,000, were issued to two of the Company's directors / officers in lieu of cash as remuneration for their services to the Company, 7,254,693 shares were issued to the shareholders in lieu of cash as repayment to the shareholders' loan of $217,641, and 3,000,000 shares (see Note 7.) with an aggregate value of $198,300 were issued to two dividuals in lieu of cash for their consulting services to the Company. In addition, 29,868,737 shares were issued to Winsmart Development Limited for the Assets Acquisition Agreement, with an aggregate value of $3,774,747. As disclosed on May 13, 2003 in a Form 8-K filing with the Securities and Exchange Commission, there was a change in control as a result of the shares issued to Winsmart Development Limited related to the Asset Acquisition Agreement.

7.   CONSULTING AGREEMENTS

As disclosed on April 7, 2003 in a Form S-8 filing with the Securities and Exchange Commission, on March 28, 2003, the Company entered into one year consulting agreements with Winnex Enterprises Ltd. and Mr. Wong Wai Hung (the "Consultants"). The services to be rendered include assisting the Company through its relationships with potential sources on a best efforts basis in order to identity sources for the acquisition of the Company's equity securities in connection with up to $5,000,000. The agreement calls for 500,000 shares of freely tradable shares of common stock to be issued to each consultant upon the signing of the agreement. In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the shares based on the fair market value of the Company's stock at the commencement date of the agreement, and the Company has recorded deferred consulting fees and consulting expense of $28,575 and $9,525, respectively as of June 30, 2003. In the event the consultants introduce the Company to any party that leads to merger and / or acquisition transaction with the Company that the Consultants will be compensated at the time of closing of the transaction a fee up to six percent each on the transaction based on the number of shares issued by the Company for the transaction.

In connection with the assets acquired from Winsmart on May 13, 2003, the Company issued 2,000,000 shares to the Consultants for their service. The Company has capitalized and allocated an aggregate value of $160,200 to the assets acquired, which was based on the fair market value of the Company's stock at the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning our expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund our capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

GreenSmart Corporation (formerly known as AgroCan Corporation) was incorporated on December 8, 1997 in the State of Delaware. Effective December 31, 1997, we issued 1,598,646 shares of common stock, which represented all of the capital stock outstanding at the completion of this transaction, to the shareholders of AgroCan (China) Inc., a corporation incorporated in the British Virgin Islands, in exchange for all of the capital stock of AgroCan (China) Inc.

Prior to the above transaction, we had no material operations. The AgroCan (China) Inc. transaction was accounted for as a recapitalization of AgroCan (China) Inc., as the shareholders of AgroCan (China) Inc. acquired all of the capital stock of the company in a reverse acquisition. Accordingly, the assets and liabilities of AgroCan (China) Inc. were recorded at historical cost, and the shares of common stock issued by the company were reflected in the consolidated financial statements giving retroactive effect as if we had been the parent company from inception.

On May 13, 2003, we executed an Asset Acquisition Agreement with Winsmart Development Limited. The basic terms of the agreement are that we issued to Winsmart 29,868,737 shares of our common stock and Winsmart sold us i) approximately 553,212 young eucalyptus trees planted in a total of 340 leased hectares and ii) a tree seedlings and nursery farm with annual production capacity of 10 million seedlings situated on 3.3 leased hectares. The leased land is subject to a 50 year lease which is currently in its first year. The assets were valued based on an independent appraisal at $3,774,747 and the price of our stock was determined to be $0.126 per share to arrive at the number of shares to issue to Winsmart.

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

We produce various compound fertilizers. These ingredients used are blended in different proportions and packed into 50 kilogram bags. As of June 30, 2003, we have established an annual production capacity of 125,000 metric tons for compound fertilizers in Guangxi and Jiangxi, two of the largest agricultural provinces in China, and we intend to enter markets in other provinces in China.

The asset acquisition from Winsmart Development Limited represents a significant addition to the assets of GreenSmart. The trees acquired are currently being marketed and are held for sale, and we will also continue to engage in our fertilizer business as we see the asset acquisition as a step in growing the company into a multi-product agricultural company.

The consolidated financial statements of GreenSmart include the accounts of GreenSmart and our wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in U.S. Dollars ("$"). The functional currency of our PRC operations is the Chinese Renminbi ("RMB"). The accounts of foreign operations are prepared in their local currency and are translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the U.S. Dollars are translated into USD using the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into U.S. Dollars at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

Consolidated Results of Operations:

Three Months Ended June 30, 2003 and 2002:

Sales. The sales for the three months ended June 30, 2003 were $557,897 as compared to sales of $622,109 for the three months ended June 30, 2002, a decrease of $64,212 or 10.3%. The decrease was due to lower demands from our major customers. In addition, during the quarter, China, especially in the southern part, was suffering from the outbreak of the SARS virus, which contributed to a decline in overall economic conditions. We have obtained some urban greening contracts subsequent to the period ended June 30, 2003, and management believes that revenue for the year ended September 30, 2003 will be approximately the same as prior year levels however there can be no assurance that this will occur.

Gross Profit. Gross profit for the three months ended June 30, 2003 was $64,198 or 11.5% of revenues, as compared to $118,235 or 19% of revenues for the three months ended June 30, 2002. The gross profit margin decreased in 2003 as compared to 2002 because the slower economic conditions and lower demand of the fertilizer products caused us to lower the selling price for our fertilizer products. Management believes that the lower profit margin is temporary due to the bad economic conditions during this quarter. Management also believes that we will resume a higher profit margin in the coming quarter as the SARS virus has been put under control.

Administrative and General Expenses. Administrative and general expenses for the three months ended June 30, 2003 were $102,983 or 18.5% of revenues, as compared to $137,136 or 22% of revenues for the three months ended June 30, 2002, a decrease of $34,153. The decrease is mainly due to lower legal and professional fee and traveling expenses as compared to last year.

Selling  Expenses.     Selling expenses for the three months ended June 30, 2003
were $29,939 or 5.4% of revenues, as compared to $29,610 or 4.8% of revenues for the three months ended June 30, 2002.

Loss  from Operations.     Loss from operations was $68,724 for the three months
ended June 30, 2003, as compared to a loss from operations of $48,511 for the three months ended June 30, 2002.

Other Income (Expense).     We recorded interest income of $5,133 and $5,920 for
the  three  months  ended  June  30,  2003  and  2002,  respectively.

We recorded interest expense of $1,772 and $2,857 for the three months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, we had a bank loan of $114,458, which bears interest at 6.04% per annum and is due on April 2004.

Income  Taxes.          During  the three months ended June 30, 2003, we did not
record any income tax. We recognized income tax of $6,410 for the three months ended June 30, 2002.

Minority Interest. For the three months ended June 30, 2003 and 2002, we recorded a minority interest of $1,605 and $3,224 respectively, to reflect the interest of our 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was $63,758 for the three months ended June 30, 2003, as compared to a net loss of $48,634 for the three months ended June 30, 2002. The reason for recording higher net loss for the three months ended June 30, 2003 than the three months ended June 30, 2002 was primarily the result of the decrease in sales and decrease in profit margin.

Nine Months Ended June 30, 2003 and 2002:

Sales. The sales for the nine months ended June 30, 2003 were $1,044,032 as compared to sales of $1,197,145 for the nine months ended June 30, 2002, a decrease of $153,113 or 12.8%. The decrease was due to lower demands from our major customers. In addition, during the quarter, China, especially in the southern part, was suffering from the outbreak of the SARS virus, which contributed to a decline in overall economic conditions. However, since we obtained some urban greening contracts subsequent to the period ended June 30, 2003, management believes that revenue for the year ended September 30, 2003 will be approximately the same as prior year levels.

Gross Profit. Gross profit for the nine months ended June 30, 2003 was $181,034 or 17.3% of revenues, as compared to $218,985 or 18.3% of revenues for the nine months ended June 30, 2002. The gross profit margin decreased in 2003 as compared to 2002 because the slower economic condition and lower demand of the fertilizer products. We needed to lower the price for selling its products.

Administrative and General Expenses. Administrative and general expenses for the nine months ended June 30, 2003 were $248,013 or 23.8% of revenues, as compared to $262,227 or 21.9% of revenues for the nine months ended June 30, 2002, a decrease of $14,214. The decrease is mainly due to lower legal and professional fee and traveling expenses as compared to last year.

Selling Expenses. Selling expenses for the nine months ended June 30, 2003 were $64,570 or 6.2% of revenues, as compared to $46,165, or 3.9% of revenues for the nine months ended June 30, 2002, an increase of $18,405. Selling expenses increased in 2003 compared to 2002 as a result of higher freight for delivering of our fertilizer products.

Loss  from Operations.     Loss from operations was $131,549 for the nine months
ended June 30, 2003, as compared to a loss from operations of $89,407 for the nine months ended June 30, 2002.

Other  Income  (Expense).     We recorded interest income of $15,727 and $17,888
for the nine months ended June 30, 2003 and 2002, respectively.

We recorded interest expense of $5,385 and $6,440 for the nine months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, we had a bank loan of $114,458, which bears interest at 6.04% per annum and is due on April 2004.

Income  Taxes.          During  the nine months ended June 30, 2003, we recorded
income  tax  of

$10,684. We recognized income tax of $10,943 for the nine months ended June 30, 2002.

Minority Interest. For the nine months ended June 30, 2003 and 2002, we recorded a minority interest of $8,389 and $4,416 respectively, to reflect the interest of our 30% joint venture partner in the net income of Jiangxi Fenglin.

Net Loss. Net loss was $123,502 for the nine months ended June 30, 2003, as compared to a net loss of $84,486 for the nine months ended June 30, 2002. The reason for recording more net loss for the nine months ended June 30, 2003 than the nine months ended June 30, 2002 was primarily the result of the decreasing sales and lower profit margin.

Consolidated  Financial  Condition:

Liquidity and Capital Resources - June 30, 2003

We reported a 12.8% decrease in sales during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. Subsequent to the quarter ended of June 30, 2003, we obtained urban greening contracts for greening and environmental improvement projects of Suzhou Industrial Park, Jiangsu Province in Eastern China. The value of the contracts is $450,000. Management believes that it has adequate funds to support operations for the current fiscal year ending September 30, 2003.

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

Operating. For the nine months ended June 30, 2003, our operations utilized cash resources of $114,152 as compared to generating $93,173 for the nine months ended June 30, 2002. Our operations utilized more cash resources in 2003 as compared to 2002 primarily as a result of the settlement of other payables, less collection from accounts receivable and less in deposits received. At June 30, 2003, cash and cash equivalents decreased by $85,201 to $43,414, as compared to $128,615 at September 30, 2002. We had working capital of $4,631,715, at June 30, 2003, as compared to $553,661 at September 30, 2002, resulting in current ratios of 6.1:1 and 1.41:1 at June 30, 2003 and September 30, 2002, respectively.

Accounts  receivable.          Accounts  receivable  decreased  by  $96,240,  to
$838,360  at  June  30,  2003,  from  $934,600  at  September 30, 2002. Accounts receivable decreased during the nine months ended June 30, 2003 as a result of settlement of part of the accounts receivable from customers.

Inventories.          Inventories increased by $3,828,433, to $4,113,319 at June
30,  2003,  from

$284,886 at September 30, 2002. The significant increase in inventories is due to the asset acquisition during May 2003.

Investing. During the nine months ended June 30, 2003 and 2002, additions to property, plant and equipment aggregated $160,258 and $40,458, respectively. The majority of the additions is due to the asset acquisition during May 2003.

During the nine months ended June 30, 2003, there were payments on the advance receivables of $50,193.

Financing. During the nine months ended June 30, 2003 and 2002, one of our subsidiaries paid $6,024 and $119,639, respectively, on the short-term bank loans and received proceeds of $0 and $36,145, respectively, from the unsecured short-term loan.

Inflation  and  Currency  Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. Our success depends in substantial part on the continued growth and development of the Chinese economy. During the fiscal quarters ended June 30, 2003 and 2002, inflation and changing prices have had a minor impact on our operations and financial position. The actual rate of inflation in the agricultural sector has been nominal, and the price level of fertilizer products has been stable.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial acquisitions of financial institutions, except transactions between two or more mutual enterprises. We do not expect that this standard will have any effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting and Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS No. 148 to have a material effect on out financial position, results of operations, or cash flows.

PART  II.  OTHER  INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2003, we issued 40,668,884 shares of common stock. Among those shares, 545,454 shares were issued to two of our directors / officers, Mr. Danny Wu and Mr. Lawrence Hon, in lieu of cash as remuneration for their services to the Company. 7,254,693 shares were issued to the shareholders, Texon Investments Holdings Ltd., Intermax Ltd. and Masterpiece Development Ltd., in lieu of cash as repayment to the shareholders' loan. 3,000,000 shares were issued to two individuals in lieu of cash for their consulting services to the Company. 29,868,737 shares were issued to Winsmart
Development  Limited  in  lieu  of  cash  for  the  assets  acquisition.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:
        99.1     Certification  by  Chief  Executive  Officer
        99.2     Certification  by  Chief  Financial  Officer

(b)     Reports  on  Form  8-K:

        During the nine months ended June 30, 2003, the Company filed the Following reports on the Form 8-K:

Form     Filing  Date    Event  Reported
-----    ------------    ---------------
8-K      Oct 4, 2002     A report on Form 8-K (item 4), which announced changing
                         in  the  Company's  certifying  accountant.

8-K/A    Oct 23, 2002    A  report  on  Form  8-K/A  (item  4),  which announced
                         changing  in  the  Company's  certifying  accountant.

8-K      March 21, 2003  A  report on Form 8-K (item 5), which announced issuing
                         7,254,693 shares of the Company's common stock to repay the shareholders' loan.

8-K      May 13, 2003    A  report  on Form 8-K (item 1, 2 & 5), which announced
                         issuing  29,868,737  shares  to  Winsmart  Development
                         Limited for the assets acquisition and Winsmart will become the major shareholder of the Company. Also, it announced the Company's principal executive office was relocated.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GREENSMART CORPORATION
                             ----------------------
                                  (Registrant)

Date:  July 31, 2003                   By:  /s/ LAWRENCE HON
                                               --------------
                                                Lawrence Hon
                                                President  and Chief
                                                Executive Officer
                                                (Duly  Authorized
                                                Officer)


Date:  July 31, 2003                   By:  /s/ SIMON POON
                                               ------------
                                                Simon Poon
                                                Director and Executive
                                                Vice President

Date:  July 31, 2003                   By:  /s/ CARL YUEN
                                               -----------
                                                Carl Yuen
                                                Chief Financial Officer
                                                (Principal Financial
                                                and Accounting Officer)

                                 CERTIFICATIONS
I, Lawrence Hon, Chief Executive Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of GreenSmart Corporation a Delaware Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 31, 2003
/s/  Lawrence Hon, Chief Executive Officer
----------------------------------------------------
Principal Executive Officer

I, Carl Yuen, Chief Financial Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of GreenSmart Corporation a Delaware Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 31, 2003
/s/  Carl Yuen, Chief Financial Officer
----------------------------------------------------
Principal Financial Officer